Form 10-Q
period 2008-03-31
Polaris Acquisition Corp.
filed 2008-05-14
CIK 1410240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to              .

Commission File Number: 001-33541

Polaris Acquisition Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0443717
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2200 Fletcher Avenue 4th Floor
Fort Lee, New Jersey 07024
(Address of Principal Executive Offices including Zip Code)

(201) 242-3500
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒      No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒     No   ☐

There were 18,750,000 shares of the Registrant's common stock issued and outstanding as of May 12, 2008.

Polaris Acquisition Corp.
(a corporation in the development stage)
BALANCE SHEETS

	March 31,
	2008	December 31,
	(unaudited)	2007
ASSETS

Current Assets:

Cash	$130,805	$12,801
Investments Held in Trust	150,660,136	-
Prepaid Expenses	130,473	-

Total Current Assets	150,921,414	12,801

Deferred Tax Asset	33,076	-
Deferred Offering Costs	-	175,802

Total Assets	$150,954,490	$188,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accrued Operating Expenses	$131,358	$-
Income Taxes Payable	292,693	-
Accrued Offering Costs	-	51,365
Due to Affiliate	-	12,911
Note Payable to Affiliate	-	100,000
Deferred Underwriting Fee	6,750,000	-

Total Liabilities	7,174,051	164,276

Common Stock, subject to possible conversion of 4,499,999 shares at conversion value	44,999,990	-

Commitments (Note 5)

Stockholders' Equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.0001 par value Authorized 55,000,000 shares Issued and outstanding 19,312,500 shares (which includes 4,499,999 shares subject to possible conversion)	1,931	518

Additional Paid in Capital	98,403,770	24,482

Income/(Deficit) Accumulated During the Development Stage	374,748	(673)

Total Stockholders' Equity	98,780,449	24,327

Total Liabilities and Stockholders' Equity	$150,954,490	$188,603

See Notes to Unaudited Financial Statements

Polaris Acquisition Corp.
( a corporation in the development stage )
STATEMENTS OF OPERATIONS
(Unaudited)

		Period From
	For The Three	June 18, 2007
	Months Ended	(inception) to
	March 31, 2008	March 31, 2008

Formation Costs	$-	$1,062
Trustee Fees	3,494	3,494
Administrative Fees	22,500	22,500
Professional Fees	24,515	24,515
Operating Costs	46,435	46,435
Delaware Franchise Taxes	28,055	28,055

Operating Loss	(124,999)	(126,061)

Interest Income	760,886	761,275

Income Before Provision For Income Taxes	635,887	635,214

Provision For Income Taxes	260,466	260,466

Net Income	$375,421	$374,748

Weighted average shares outstanding, basic and diluted	16,769,918	8,838,672

Basic and diluted net income per share	$0.02	$0.04

See Notes to Unaudited Financial Statements

Polaris Acquisition Corp.
( a corporation in the development stage )
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from June 18, 2007 (Inception) to March 31, 2008

				Income/(Deficit)
			Additional	Accumulated	Total
	Common Stock		Paid - In	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity

Issuance of Units to Founders on June 18, 2007 at approximately $0.005 per share	5,175,000	$518	$24,482		$25,000

Net Loss				(673)	(673)

Balance at December 31, 2007	5,175,000	518	24,482	(673)	24,327

Contribution of shares to capital on January 11, 2008	(862,500)	(87)	87		-

Sale of 4,500,000 Private Placement Warrants at $1 per warrant			4,500,000		4,500,000

Sale of 15,000,000 units on January 17, 2008 at $10 per unit through public offering (net of underwriter's discount and offering expenses) including 4,499,999 shares subject to possible conversion	15,000,000	1,500	138,879,191		138,880,691

Proceeds subject to possible conversion			(44,999,990)		(44,999,990)

Unaudited:

Net Income				375,421	375,421

Balance at March 31, 2008	19,312,500	$1,931	$98,403,770	$374,748	$98,780,449

See Notes to Unaudited Financial Statements

Polaris Acquisition Corp.
( a corporation in the development stage )
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period From
	For The Three	June 18, 2007
	Months Ended	(inception) to
	March 31, 2008	March 31, 2008
Cash Flows from Operating Activities

Net Income	$375,421	$374,748
Adjustments to reconcile net income to net cash used in operating activities Increase in accrued operating expenses	131,358	131,358
Increase in income taxes payables	292,693	292,693
Increase in prepaid expenses	(130,473)	(130,473)
Interest earned on trust	(760,136)	(760,136)
Increase in deferred tax asset	(33,076)	(33,076)

Net Cash Used in Operating Activities	(124,213)	(124,886)

Cash Flows from Investing Activities

Investments placed in trust	(150,000,000)	(150,000,000)
Disbursements from trust	100,000	100,000

Net Cash Used in Investing Activities	(149,900,000)	(149,900,000)

Cash Flows from Financing Activities

Proceeds from sale of units to public	150,000,000	150,000,000
Proceeds from private placement of warrants	4,500,000	4,500,000
Proceeds from sale of units to Founders	-	25,000
Proceeds from notes payable to affiliates of Founders	-	100,000
Payment of notes payable Founders	(100,000)	(100,000)
Proceeds from due to affiliates	-	12,911
Payment of due to affiliates	(12,911)	(12,911)
Payment of offering costs	(4,244,872)	(4,369,309)

Net Cash Provided by Financing Activities	150,142,217	150,155,691

Net Increase in Cash	118,004	130,805

Cash at Beginning of Period	12,801	-

Cash at End of Period	$130,805	$130,805

Supplemental Disclosure of Noncash Financing Activities

Accrual of deferred offering costs	$-	$-

Accrual of deferred underwriting fee	$6,750,000	$6,750,000

See Notes to Unaudited Financial Statements

 POLARIS ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1.	BASIS OF PRESENTATION

The financial statements of Polaris Acquisition Corp. (the “Company”) at March 31, 2008, for the three months ended March 31, 2008 and for the period from June 18, 2007 (inception) to March 31, 2008 (cumulative), are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of its operations and its cash flows for the three months ended March 31, 2008, and for the period from June 18, 2007 (inception) to March 31, 2008. Operating results for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2007 balance sheet has been derived from the audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations.

Note 2.	ORGANIZATION AND BUSINESS OPERATIONS

Polaris Acquisition Corp. (the "Company") was incorporated in Delaware on June 18, 2007 for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with an operating business.

The registration statement for the Company's Offering (as described in Note 3) was declared effective on January 14, 2008. The Company consummated the Offering on January 17, 2008 , and received gross proceeds of approximately $154,500,000, including $4,500,000 of proceeds from the private placement ("the Private Placement") sale of 4,500,000 sponsors ’ warrants to certain affiliates of the Company. The net proceeds were approximately $143,381,000.

The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). There is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Offering and Private Placement, $150,000,000, including $6,750,000 of the underwriters' discounts and commissions (as described in Note 3), is being held in a trust account ("Trust Account") and invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company.

The Placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospect target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements or that such agreements, if executed, will insure that no claims are filed against the Trust. Two of the Company's affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,800,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations.

POLARIS ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2.	ORGANIZATION AND BUSINESS OPERATIONS-Continued

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering ("Founders"), have agreed to vote their founding shares of common stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination and in favor of an amendment to our certificate of incorporation to provide for the Company's perpetual existence. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 4,499,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering. Accordingly, a portion of the net proceeds from the Offering (29.99% of the amount held in Trust Fund, including the deferred portion of the underwriters' discount and commission) has been classified as common stock subject to possible conversion on the accompanying March 31, 2008 balance sheet.

The Company's Certificate of Incorporation provides that the Company will continue in existence only until January 11, 2010. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3).

CONCENTRATION OF CREDIT RISK

The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account.

DEFERRED INCOME TAXES

Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

INCOME PER COMMON SHARE

Income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The effect of the 15,000,000 outstanding warrants issued in connection with the Offering, the 4,500,000 outstanding warrants issued in connection with the Founders' initial unit purchase and the 4,500,000 outstanding warrants issued in connection with the Private Placement has not been considered in diluted income per share calculations since the warrants cannot be exercised until the later of the Company’s initial business combination or January 11, 2009.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

POLARIS ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2.	ORGANIZATION AND BUSINESS OPERATIONS-Continued

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 "Disclosures about Fair Value of Financial Instrument," approximate their carrying amounts presented in the balance sheet at March 31, 2008.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended ("SFAS 133"), which establishes accounting and reporting standards of derivative instruments.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company's financial condition or results of operations.

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3.	INITIAL PUBLIC OFFERING

On January 17, 2008, the Company sold 15,000,000 units ("Units") in the Offering at a price of $10 per Unit. Each Unit consists of one share of the Company's common stock and one Redeemable Common Stock Purchase Warrant ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.00 commencing the later of the completion of a Business Combination and January 11, 2009 and expiring January 10, 2010. The Company may redeem all of the Warrants, at a price of $.01 per Warrant upon 30 days' notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share of any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

POLARIS ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3.	INITIAL PUBLIC OFFERING-Continued

The Company entered into an agreement with the underwriters of the Offering (the "Underwriting Agreement"). The Underwriting Agreement required the Company to pay 2.5% of the gross proceeds of the Offering as an underwriting discount plus an additional 4.5% of the gross proceeds of the Offering only upon consummation of a Business Combination. The Company paid an underwriting discount of 2.5% of the gross proceeds of the Offering ($3,750,000) in connection with the consummation of the Offering and has placed 4.5% of the gross proceeds of the Offering ($6,750,000) in the Trust Account. The Company did not have to pay any discount related to the Sponsors' Warrants sold on a private placement basis. The underwriters have waived their right to receive payment of the 4.5% of the gross proceeds for the Offering upon the Company's liquidation if the Company is unable to complete a Business Combination.

Pursuant to purchase agreements, the Founders have purchased from the Company, in the aggregate, 4,500,000 warrants for $4,500,000 (the Sponsors' Warrants). The purchase and issuance of the Sponsors' Warrants occurred simultaneously with the consummation of the Offering on a private placement basis. All of the proceeds the Company received from these purchases were placed in the Trust Account. The Sponsors' Warrants are identical to the Warrants included in the Units sold in the Offering except that if the Company calls the warrants for redemption, the Sponsors' Warrants will be exercisable on a cashless basis so long as such warrants are held by the initial purchasers or their affiliates. The Sponsors' Warrants may not be sold or transferred until 45 days after the consummation of a Business Combinations. The purchase price of the Sponsors' Warrants has been determined to be the fair value of such warrants as of the purchase date.

Note 4.	NOTE PAYABLE TO AFFILIATE AND RELATED PARTY TRANSACTIONS

The Company issued an aggregate $100,000 unsecured promissory note to an affiliated company on July 12, 2007. The note was non-interest bearing and was payable on the earlier of the consummation of the Offering by the Company or July 12, 2008. The note was repaid from the net proceeds of the Offering.

An affiliated company advanced $12,911. No formal repayment arrangement was in place and no interest was due on the advance. The advance was repaid.

The Company has entered into an administrative service agreement with an affiliated company as more fully described in Note 5 below.

Note 5.	COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliated company. Services commenced on January 11, 2008 and will terminate upon the earlier of (i) the completion of the Business Combination or (ii) the Company's liquidation.  The Company has incurred $22,500 related to this agreement which is included in Administrative and General Expenses.

Pursuant to letter agreements which the Founders have entered into with the Company and the underwriters, the Founders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

Note 6.	PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

POLARIS ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7.	COMMON STOCK

On June 18, 2007, 4,312,500 shares of common stock were issued to nine (9) stockholders (Founders). Such shares were purchased at an average purchase price of approximately $0.006 per share. Effective November 8, 2007, the Company's Board of Directors authorized a stock dividend of 0.2 share of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect this transaction. In January 2008, the Founders contributed an aggregate of 862,500 shares back to capital. The over-allotment option was not exercised and the Founders forfeited 562,500 shares in April 2008 to maintain a 20% ownership of the common shares after the Offering.

Note 8.	Income Taxes

The provision for income taxes for the three months ended March 31, 2008 consists of the following:

Current:
Federal	$227,585
State	65,957
Total current	293,542
Deferred:
Federal	(33,076)
State	-
Total deferred	(33,076)

$260,466

As of March 31, 2008, the tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

Expense deferred for income tax purposes	$38,855
Valuation allowance	(5,779)
$33,076

The Company has recorded a valuation allowance against the state deferred tax asset since it cannot determine realizability for tax purposes and therefore cannot conclude that the deferred tax asset is more likely than not recoverable at this time.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations for the is as follows:

Statutory U.S. federal rate	34.00%
State income taxes, net of federal effect	7.20%
Non-deductible expenses	-%
Valuation allowance	(0.30)%
Effective Tax Rate	40.90%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

The following discussion should be read in conjunction with our unaudited Financial Statements and related Notes thereto included elsewhere in this report.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Overview

We were formed on June 18, 2007 as a blank check company for the purpose of acquiring, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating businesses. We intend to use cash derived from the net proceeds of our initial public offering, together with any additional financing arrangements that we undertake, to effect a business combination.

On January 17, 2008, the Company sold 15,000,000 units (“Units”) at an offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each, a “Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $10.00 commencing on the later of (a) January 11, 2009 or (b) the consummation of an initial Business Combination with a target business, and expiring January 10, 2012.

As of March 31, 2008, approximately $150,660,000 was held in trust and we had approximately $131,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Through March 31, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the three months ended March 31, 2008, we earned approximately $760,000 in interest income.

The following table shows the total funds held in the trust account as of March 31, 2008:

Net proceeds from our initial public offering and private placement of warrants placed in trust	$143,250,000
Deferred underwriters’ discounts and commissions	6,750,000
Total interest received to date	760,136
Withdrawals for operating expense through March 31, 2008	(100,000)

Total funds held in trust account as of March 31, 2008	$150,660,136

Results of Operations for the three month period ended March 31, 2008

Net income of $375,421 reported for the quarter ended March 31, 2008 consisted primarily of investment income on the trust account of $760,136 offset by $24,515 expense for professional fees, $20,133 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $22,182 expense for travel and entertainment, $28,055 for franchise tax, $7,614 for other expenses and $260,466 of income taxes. At March 31, 2008, we had cash outside of the trust fund of $130,805, prepaid expenses of $130,473 and accounts payable and accrued costs of $131,358 and income taxes payable of $292,693. Until we enter into a business combination, we will not have revenues other than interest income, and will continue to incur expenses relating to identifying a target business to acquire.

We presently occupy office space provided by Trivergance, LLC, an affiliate of our initial stockholders. Trivergance, LLC has agreed that, until we consummate the acquisition of a target business, it will make such office space, as well as certain office and secretarial services, available to us, as we may require from time to time. We have agreed to pay Trivergance, LLC $7,500 per month for such services commencing on January 11, 2008. The statement of operations for the period ended March 31, 2008 includes $22,500 related to this agreement.

Liquidity and Capital Resources

Assuming the release of the full amount of the interest we are entitled to receive from the trust account, we believe we will have sufficient available funds outside of the trust account to operate through January 11, 2010, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standards (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account are to be invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Given our limited risk in our exposure to money market funds and treasury bills, we do not view the interest rate risk to be significant.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 17, 2008, we consummated our initial public offering of 15,000,000 Units. Each Unit consisted of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.00 per share. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150,000,000. Simultaneously with the consummation of the IPO, we consummated the private sale of 4,500,000 warrants (“Insider Warrants”) at a price of $1.00 per warrant, generating total proceeds of $4,500,000. Lazard Capital Markets, LLC acted as representative of the underwriters in the offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-145749). The Securities and Exchange Commission declared the registration statement effective on January 11, 2008.

We incurred a total of $10,500,000 in underwriting discounts and commissions. Of that total, $6,750,000 has been accrued and deferred and will not be payable unless and until the Company completes a Business Combination. In addition, we incurred approximately $11,116,000 for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $145,630,000, of which $145,500,000 was deposited into the trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the warrants were deposited into the Trust Fund, for a total of $150,000,000 (or approximately $10.00 per share sold in the offering).

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31	Section 302 Certification of Chief Executive Officer

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLARIS ACQUISITION CORP.

Dated: May 14, 2008
/s/ Marc V. Byron
Marc V. Byron
Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)