Form 10-Q
period 2008-06-30
Polaris Acquisition Corp.
filed 2008-08-13
CIK 1410240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No ࿠

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer   ☐    Accelerated Filer   ☐    Non-Accelerated Filer   ☒ Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒    No   ☐

There were 18,750,000 shares of the Registrant's common stock issued and outstanding as of July 31, 2008.

Polaris Acquisition Corp.
( a corporation in the development stage )
TABLE OF CONTENTS
As of June 30, 2008

Polaris Acquisition Corp.
( a corporation in the development stage )
BALANCE SHEET

	June 30,
	2008	December 31,
	(unaudited)	2007
ASSETS

Current Assets:

Cash	$82,519	$12,801
Investments Held in Trust	150,466,762	-
Prepaid Expenses	103,365	-

Total Current Assets	150,652,646	12,801

Deferred Tax Asset	224,686	-
Deferred Offering Costs	-	175,802

Total Assets	$150,877,332	$188,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accrued Operating Expenses	$201,114	$-
Income Taxes Payable	198,560	-
Accrued Offering Costs	-	51,365
Due to Affiliate	-	12,911
Note Payable to Affiliate	-	100,000
Deferred Underwriting Fee	6,750,000	-

Total Liabilities	7,149,674	164,276

Common Stock, subject to possible conversion of 4,499,999 shares at conversion value	44,999,990	-

Commitments (Note 5)

Stockholders' Equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares; none issued and outstanding	-	-
Common stock, $.0001 par value Authorized 55,000,000 shares Issued and outstanding 18,750,000 shares (which includes 4,499,999 shares subject to possible conversion)	1,875	518

Additional Paid in Capital	98,403,826	24,482

Income/(Deficit) Accumulated During the Development Stage	321,967	(673)

Total Stockholders' Equity	98,727,668	24,327

Total Liabilities and Stockholders' Equity	$150,877,332	$188,603

See Notes to Unaudited Financial Statements

Polaris Acquisition Corp.
( a corporation in the development stage )
STATEMENT OF OPERATIONS
(Unaudited)

		Period From		Period From
	For The Three	June 18, 2007	For The Six	June 18, 2007
	Months Ended	(inception) to	Months Ended	(inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2008

Formation Costs	$-	$1,062	$-	$1,062
Trustee Fees	4,275	-	7,769	7,769
Administrative Fees	22,500	-	45,000	45,000
Professional Fees	26,593	-	51,108	51,108
Operating Costs	99,925	-	146,360	146,360
Due Diligence Costs	411,200	-	411,200	411,200
Delaware Franchise Taxes	31,300	-	59,355	59,355

Operating Loss	(595,793)	(1,062)	(720,792)	(721,854)

Interest Income	564,269	-	1,325,155	1,325,544

Income (Loss) Before Provision For Income Taxes	(31,524)	(1,062)	604,363	603,690

Provision For Income Taxes	21,257	-	281,723	281,723

Net Income (Loss)	$(52,781)	$(1,062)	$322,640	$321,967

Weighted average shares outstanding, basic and diluted	18,892,170	5,175,000	17,759,959	11,218,437

Basic and diluted net income per share	$-	$-	$0.02	$0.03

See Notes to Unaudited Financial Statements

Polaris Acquisition Corp.
( a corporation in the development stage )
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from June 18, 2007 (Inception) to June 30, 2008

				Income/(Deficit)
	Common Stock		Additional	Accumulated	Total
			Paid - In	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity

Issuance of Units to Founders on June 18, 2007 at approximately $0.005 per share	5,175,000	$518	$24,482	$-	$25,000

Net Loss	-	-	-	(673)	(673)

Balance at December 31, 2007	5,175,000	518	24,482	(673)	24,327

Contribution of shares to capital on January 11, 2008	(862,500)	(87)	87	-	-

Sale of 4,500,000 Private Placement Warrants at $1 per warrant		-	4,500,000	-	4,500,000

Sale of 15,000,000 units on January 17, 2008 at $10 per unit through public offering (net of underwriter's discount and offering expenses) including 4,499,999 shares subject to possible conversion	15,000,000	1,500	138,879,191	-	138,880,691

Proceeds subject to possible conversion	-	-	(44,999,990)	-	(44,999,990)

Unaudited:

Forfieted Founders shares on April 23, 2008	(562,500)	(56)	56	-
Net Income	-	-	-	322,640	322,640

Balance at June 30, 2008	18,750,000	$1,875	$98,403,826	$321,967	$98,727,668

See Notes to Unaudited Financial Statements

Polaris Acquisition Corp.
( a corporation in the development stage )
STATEMENT OF CASH FLOWS
(Unaudited)

		Period From	Period From
	For The Six	June 18, 2007	June 18, 2007
	Months Ended	(inception) to	(inception) to
	June 30, 2008	June 30, 2007	June 30, 2008
Cash Flows from Operating Activities

Net Income (Loss)	$322,640	$(1,062)	$321,967
Adjustments to reconcile net income to net cash used in operating activities
Increase in accrued operating expenses	201,114	1,062	201,114
Increase in income taxes payables	198,560	-	198,560
Increase in prepaid expenses	(103,365)	-	(103,365)
Interest earned on trust	(1,323,762)	-	(1,323,762)
Increase in deferred tax asset	(224,686)	-	(224,686)

Net Cash Used in Operating Activities	(929,499)	-	(930,172)

Cash Flows from Investing Activities

Investments placed in trust	(150,000,000)	-	(150,000,000)
Disbursements from trust	857,000	-	857,000

Net Cash Used in Investing Activities	(149,143,000)	-	(149,143,000)

Cash Flows from Financing Activities

Proceeds from sale of units to public	150,000,000	-	150,000,000
Proceeds from private placement of warrants	4,500,000	-	4,500,000
Proceeds from sale of units to Founders	-	25,000	25,000
Proceeds from notes payable to affiliates of Founders	-	-	100,000
Payment of notes payable Founders	(100,000)	-	(100,000)
Proceeds from due to affiliates	-	-	12,911
Payment of due to affiliates	(12,911)	-	(12,911)
Payment of offering costs	(4,244,872)		(4,369,309)
Common Stock Subscription Receivable	-	(25,000)	-

Net Cash Provided by Financing Activities	150,142,217	-	150,155,691

Net Increase in Cash	69,718	-	82,519

Cash at Beginning of Period	12,801	-	-

Cash at End of Period	$82,519	$-	$82,519

Supplemental Disclosure of Noncash Financing Activities

Accrual of deferred offering costs	$-	$-	$-

Accrual of deferred underwriting fee	$6,750,000	$-	$6,750,000

See Notes to Unaudited Financial Statements

POLARIS ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1.	BASIS OF PRESENTATION

The financial statements of Polaris Acquisition Corp. (the “Company”) at June 30, 2008, for the six months ended June 30, 2008, for the period June 18, 2007 (inception) to June 30, 2007 and for the period from June 18, 2007 (inception) to June 30, 2008 (cumulative), are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008 and the results of its operations and its cash flows for the six months ended June 30, 2008, for the period June 18, 2007 (inception) to June 30, 2007 and for the period from June 18, 2007 (inception) to June 30, 2008. Operating results for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2007 balance sheet has been derived from the audited financial statements.

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

The registration statement for the Company's Offering (as described in Note 3) was declared effective on January 14, 2008. The Company consummated the Offering on January 17, 2008, and received gross proceeds of approximately $154,500,000, including $4,500,000 of proceeds from the private placement ("the Private Placement") sale of 4,500,000 sponsors’ warrants to certain affiliates of the Company. The net proceeds were approximately $143,381,000.

The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination"). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering and Private Placement, $150,000,000, including $6,750,000 of the underwriters' discounts and commissions (as described in Note 3), is being held in a trust account ("Trust Account") and invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company.

The Placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospect target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements or that such agreements, if executed, will insure that no claims are filed against the Trust. Two of the Company's affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of 1,800,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations.

Note 2.	ORGANIZATION AND BUSINESS OPERATIONS-Continued

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering ("Founders"), have agreed to vote their founding shares of common stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 4,499,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering. Accordingly, a portion of the net proceeds from the Offering (29.99% of the amount held in Trust Fund, including the deferred portion of the underwriters' discount and commission) has been classified as common stock subject to possible conversion on the accompanying June 30, 2008 balance sheet.

The Company's Certificate of Incorporation provides that the Company will continue in existence only until 24 months from the Effective Date of the Offering. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 "Disclosures about Fair Value of Financial Instrument," approximate their carrying amounts presented in the balance sheet at June 30, 2008.

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

On January 17, 2008 the Company sold 15,000,000 units ("Units") in the Offering at a price of $10 per Unit. Each Unit consists of one share of the Company's common stock and one Redeemable Common Stock Purchase Warrant ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.00 commencing at the later of the completion of a Business Combination and January 11, 2009, and expiring on January 10, 2012, four years from the effective date of the Offering. The Company may redeem all of the Warrants, at a price of $.01 per Warrant upon 30 days' notice while the Warrants are exercisable, only in the event that the last sale price of the Company’s common stock is equals or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending three business days prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering, the Company is required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the Warrant holders shall not be entitled to exercise their Warrants and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

Note 3.	INITIAL PUBLIC OFFERING-Continued

The Company entered into an agreement with the underwriters of the Offering (the "Underwriting Agreement"). The Underwriting Agreement requires the Company to pay 2.5% of the gross proceeds of the Offering as an underwriting discount plus an additional 4.5% of the gross proceeds of the Offering only upon consummation of a Business Combination. The Company paid an underwriting discount of 2.5% of the gross proceeds of the Offering ($3,750,000) in connection with the consummation of the Offering and has placed 4.5% of the gross proceeds of the Offering ($6,750,000) in the Trust Account. The Company did not have to pay any discount related to the Sponsors' Warrants sold on a private basis. The underwriters have waived their right to receive payment of the 4.5% of the gross proceeds for the Offering upon the Company's liquidation if the Company is unable to complete a Business Combination.

Pursuant to purchase agreements, certain of the Initial Stockholders have purchased from the Company, in the aggregate, 4,500,000 warrants for $4,500,000 (the Sponsors' Warrants). The purchase and issuance of the Sponsors' Warrants occurred simultaneously with the consummation of the Offering on a private placement basis. All of the proceeds the Company received from these purchases were placed in the Trust Account. The Sponsors' Warrants are identical to the Warrants included in the Units being offered in the Offering except that if the Company calls the warrants for redemption, the Sponsors' Warrants will be exercisable on a cashless basis so long as such warrants are held by the initial purchasers or their affiliates. The Sponsors' Warrants may not be sold or transferred until 45 days after the consummation of a Business Combinations. The purchase price of the Sponsors' Warrants has been determined to be the fair value of such warrants as of the purchase date.

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

PLAN OF MERGER

On June 13, 2008, Polaris Acquisition Corp. (“Polaris”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which it has agreed to merge (the “Merger”) with Hughes Telematics, Inc. (“HTI”).

At the closing of the Merger, all the outstanding shares of HTI common stock shall be converted into the right to receive, in the aggregate, approximately 45 million shares of Polaris common stock. In addition, holders of Polaris common stock shall be entitled to receive an aggregate of approximately 29 million “earnout” shares of Polaris common stock, in three tranches, which will be issued into escrow at the closing of the Merger and released to HTI shareholders upon the achievement of certain share price targets over the five-year period following closing. Outstanding options exercisable for shares of HTI common stock will roll over in the Merger to become options exercisable for shares of Polaris common stock.

The number of shares of Polaris common stock received by HTI shareholders at the closing will be subject to possible adjustments, including the issuance of additional shares of Polaris common stock for the value of equity raised by HTI prior to closing, if any, and for a cash shortfall in the trust account of Polaris below an agreed upon amount.

The obligations of HTI and Polaris to complete the Merger are subject to the satisfaction or waiver by the other party at or prior to the closing date of various customary conditions, including (i) the receipt of all required regulatory approvals and consents, (ii) the approval of the Merger by Polaris’ stockholders, (iii) subject to certain exceptions and materiality thresholds, the accuracy of the representations and warranties of the other party and (iv) compliance of the other party with its covenants, subject to specified materiality thresholds.

OTHER COMMITMENTS

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliated company. Services will commence on the effective date of the offering and will terminate upon the earlier of (i) the completion of the Business Combination, or (ii) the Company's liquidation.  The Company has incurred $45,000 related to this agreement which is included in Administrative and General Expenses.

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

On June 18, 2007, 4,312,500 shares of common stock were issued to nine (9) stockholders (initial stockholders). Such shares were purchased at an average purchase price of approximately $0.006 per share. Effective November 8, 2007, the Company's Board of Directors authorized a stock dividend of 0.2 share of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect this transaction. In January, 2008, the initial stockholders contributed an aggregate of 862,500 shares back to capital. The over-allotment option was not exercised and the initial stockholders forfeited 562,500 shares on April 23, 2008 to maintain a 20% ownership of the common shares after the offering.

Note 8.	INCOME TAXES

The provision for income taxes for the six months ended June 30, 2008 consists of the following:

Current:
Federal	$392,487
State	113,922
Total Current	506,409
Deferred:
Federal	(224,686)
State	-
Total Deferred	(224,686)

$281,723

As of June 30, 2008, the tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

Expense deferred for income tax purposes	$264,057
Valuation allowance	(39,371)
$224,686

The Company has recorded a valuation allowance against the state deferred tax asset since it cannot determine realizability for tax purposes and therefore cannot conclude that the deferred tax asset is more likely than not recoverable at this time.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations for the six months ended June 30, 2008 is as follows:

Statutory U.S. federal rate	34.00%
State income taxes, net of federal effect	5.96%
Non-deductible expenses	-%
Valuation allowance	6.64%
Effective Tax Rate	46.60%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 17, 2008, the Company sold 15,000,000 units (“Units”) at an offering price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (each, a “Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.00 commencing on the later of (a) January 11, 2009 and expiring January 10, 2012 or (b) the consummation of an initial Business Combination with a target business.

As of June 30, 2008, approximately $150,467,000 was held in trust and we had approximately $83,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Through June 30, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying, evaluating, and negotiating with prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the six months ended June 30, 2008, we earned approximately $1,325,000 in interest income.

The following table shows the total funds held in the trust account as of June 30, 2008:

Net proceeds from our initial public offering and private placement of warrants placed in trust	$143,250,000
Deferred underwriters' discounts and commissions	6,750,000
Total interest received through June 30, 2008	1,323,762
Withdrawals for operating expense through June 30, 2008	(550,000)
Withdrawals for tax obligations through June 30, 2008	(307,000)

Total funds held in trust account as of June 30, 2008	$150,466,762

Merger with Hughes Telematics, Inc.

On June 13, 2008, Polaris Acquisition Corp. (“Polaris”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which it has agreed to merge (the “Merger”) with Hughes Telematics, Inc. (“HTI”)

  We intend to file a preliminary proxy statement with the SEC with respect to this proposed merger with HTI. As of the date of the filing of this Form 10-Q, neither the preliminary proxy statement nor the definitive proxy statement have been filed with the SEC or disseminated to stockholders. We have summarized the terms of the transaction below. Investors are urged to review the preliminary proxy statement and definitive proxy statement, when completed, in their entirety. A more complete description of the transactions described below, including exhibits related thereto such as the Merger Agreement, is included in a Form 8-K filed on June 16, 2008. We intend to schedule a special meeting of stockholders following completion of the proxy statement.

The parties to the Merger Agreement are Polaris, HTI and Communications Investors LLC, an affiliate of Apollo Management, L.P. (as escrow representative).

At the closing of the Merger, all the outstanding shares of HTI common stock shall be converted into the right to receive, in the aggregate, approximately 45 million shares of Polaris common stock. In addition, holders of HTI common stock shall be entitled to receive an aggregate of approximately 29 million “earnout” shares of Polaris common stock, in three tranches, which will be issued into escrow at the closing of the Merger and released to HTI shareholders upon the achievement of certain share price targets over the five-year period following closing. Outstanding options exercisable for shares of HTI common stock will roll over in the Merger to become options exercisable for shares of Polaris common stock.

The number of shares of Polaris common stock received by HTI shareholders at the closing will be subject to possible adjustments, including the issuance of additional shares of Polaris common stock for the value of equity raised by HTI prior to closing, if any, and for a cash shortfall in the trust account of Polaris below an agreed upon amount.

The obligations of HTI and Polaris to complete the Merger are subject to the satisfaction or waiver by the other party at or prior to the closing date of various customary conditions, including (i) the receipt of all required regulatory approvals and consents, (ii) the approval of the Merger by Polaris’ stockholders, (iii) subject to certain exceptions and materiality thresholds, the accuracy of the representations and warranties of the other party and (iv) compliance of the other party with its covenants, subject to specified materiality thresholds.

Results of Operations

For The Three Month Period Ended June 30, 2008

Net income (loss) of $(52,781) reported for the three months ended June 30, 2008 consisted primarily of investment income primarily on the trust account of $564,269 offset by $26,593 expense for professional fees, $22,833 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $24,258 expense for travel and entertainment, $31,300 for franchise tax, $411,200 for due diligence costs, $57,109 for other expenses and $21,257 of income taxes. At June 30, 2008, we had cash outside of the trust fund of $82,519, prepaid expenses of $103,365 and accounts payable and accrued costs of $201,114 and income taxes payable of $198,560. Until we enter into a business combination, we will not have revenues other than interest income, and will continue to incur expenses relating to identifying a target business to acquire.

For The Six Month Period Ended June 30, 2008

Net income of $322,640 reported for the six months ended June 30, 2008 consisted primarily of investment income primarily on the trust account of $1,325,155 offset by $51,108 expense for professional fees, $42,966 expense for director and officer liability insurance, $45,000 expense for a monthly administrative services agreement, $48,482 expense for travel and entertainment, $59,355 for franchise tax, $411,200 for due diligence costs, $62,681 for other expenses and $281,723 of income taxes.

We presently occupy office space provided by Trivergance, LLC, an affiliate of our initial stockholders. Trivergance, LLC has agreed that, until the earlier of when (i) we consummate the acquisition of a target business or (ii) liquidate, it will make such office space, as well as certain office and secretarial services, available to us, as we may require from time to time. We have agreed to pay Trivergance, LLC $7,500 per month for such services commencing on January 1, 2008. The statement of operations for the period ended June 30, 2008 includes $45,000 related to this agreement.

Liquidity and Capital Resources

As of June 30, 2008, we had cash in our operating account of $82,519 and an additional $466,762 in our trust account which is available for working capital and taxes. Until our initial public offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our stock. Since our initial public offering, our only source of revenue has been from the interest and dividends earned on our cash accounts. The proceeds from our initial public offering that were placed in a trust account were invested in United States “government securities” within the meaning of Section (a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of June 30, 2008 the funds placed in trust are earning interest at the rate of approximately 1.5%.

Subject to our stockholders’ approval of the proposed business combination with HTI, we will use substantially all of the net proceeds of our initial public offering in connection with the proposed business combination with HTI, including structuring, negotiating and consummating the initial business combination. To the extent we use our capital stock in whole or in part as consideration for an initial business combination, the proceeds held in the trust account (less amounts paid to any public stockholders who exercise their conversion rights and deferred underwriting discounts and commissions paid to the underwriters) as well as any other net proceeds not expended prior to that time will be used to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations and for strategic acquisitions. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Assuming the release of the full amount of the interest we are entitled to receive from the trust account, we believe we will have sufficient available funds outside of the trust account to operate through January 17, 2010, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of completing an initial business combination is less than the actual amount necessary to do so, or if interest payments are not available to fund the expenses at the time we incur them, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert into cash a significant number of shares of public stockholders voting against our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Liquidity and Capital Resources-Continued

As of June 30, 2008, we had withdrawn $857,000 of the interest and dividends earned on the funds held in our trust account. Pursuant to the terms of our trust agreement governing our trust account, we are entitled to use up to $1,800,000 of the earnings for working capital (other than for tax obligations of Polaris), provided, however, that the aggregate amount of all such distributions of working capital and income shall not exceed the total earnings. Up to $1,250,000 (excluding amounts required to cover any tax obligations owned by Polaris) is still to be remitted, for working capital purposes, to our operating account which had a balance of $82,519 as of June 30, 2008. Once the $1,250,000 is distributed, only distributions to pay tax liabilities will be allowed. Our liabilities are all related to costs associated with operating as a public company, searching for an acquisition target, our due diligence review and negotiation of agreements related to the proposed business combination and activities relating to the consummation of the proposed business combination. We believe our working capital will continue to be sufficient to fund our operations until a target is acquired.

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

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account are to be invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or United States treasury bills. Given our limited risk in our exposure to money market funds and treasury bills, we do not view the interest rate risk to be significant.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in our Prospectus as filed with the Securities and Exchange Commission dated January 17, 2008, which could materially affect our business, financial condition or future results. There have been no material updates or changes to such Risk Factors that are required to be disclosed in this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLARIS ACQUISITION CORP.

August 11, 2008	By:	/s/ Marc Byron
Marc Byron
Chairman and Chief Executive Officer (Principal Executive Officer and Principal Accounting and Financial Officer)