Form 10-Q
period 2008-09-30
Polaris Acquisition Corp.
filed 2008-11-14
CIK 1410240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number: 001-33541

Polaris Acquisition Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-0443717
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2200 Fletcher Avenue 4 th Floor
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

There were 18,750,000 shares of the Registrant's common stock issued and outstanding as of October 31, 2008.

Polaris Acquisition Corp.
( a corporation in the development stage )

As of September 30, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

Polaris Acquisition Corp.
( a corporation in the development stage )
CONDENSED BALANCE SHEET

	September 30,
	2008	December 31,
	(unaudited)	2007
ASSETS

Current Assets:

Cash	$103,550	$12,801
Investments Held in Trust	150,579,302	—
Prepaid Expenses	76,257	—
Total Current Assets	150,759,109	12,801

Deferred Tax Asset	349,744	—
Deferred Offering Costs	—	175,802
Total Assets	$151,108,853	$188,603

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accrued Operating Expenses	$238,812	$—
Income Taxes Payable	253,757	—
Accrued Offering Costs	—	51,365
Due to Affiliate	—	12,911
Note Payable to Affiliate	—	100,000
Deferred Underwriting Fee	6,750,000	—
Total Liabilities	7,242,569	164,276

Common Stock, subject to possible conversion of 4,499,999 shares at conversion value	44,999,990	—

Commitments (Note 5)

Stockholders' Equity

Preferred stock, $.0001 par value Authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value Authorized 55,000,000 shares
Issued and outstanding 18,750,000 shares (which includes 4,499,999 shares subject to possible
conversion) and 5,175,000 shares	1,875	518

Additional Paid in Capital	98,403,826	24,482

Income/(Deficit) Accumulated During the Development Stage	460,593	(673)
Total Stockholders' Equity	98,866,294	24,327
Total Liabilities and Stockholders' Equity	$151,108,853	$188,603

See Notes to Unaudited Financial Statements

Polaris Acquisition Corp.
( a corporation in the development stage )
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

				Period From	Period From
	For The Three	For The Nine	For The Three	June 18, 2007	June 18, 2007
	Months Ended	Months Ended	Months Ended	(inception) to	(inception) to
	September 30, 2008	September 30, 2008	September 30, 2007	September 30, 2007	September 30, 2008

Formation Costs	$—	$—	$—	$1,062	$1,062
Trustee Fees	4,275	12,044	—	—	12,044
Administrative Fees	22,500	67,500	—	—	67,500
Professional Fees	69,146	120,254	—	—	120,254
Operating Costs	83,827	230,187	—	—	230,187
Due Diligence Costs	188,364	599,564	—	—	599,564
Delaware Franchise Taxes	26,387	85,742	—	—	85,742

Operating Expenses	(394,499)	(1,115,291)	—	(1,062)	(1,116,353)

Interest Income	661,886	1,987,041	320	320	1,987,430

Income (Loss) Before Provision For Income Taxes	267,387	871,750	320	(742)	871,077

Provision For Income Taxes	128,761	410,484	—	—	410,484

Net Income (Loss)	$138,626	$461,266	$320	$(742)	$460,593

Weighted average shares outstanding, basic and diluted	18,750,000	18,092,381	5,175,000	5,175,000	12,689,570

Basic and diluted net income per share	$0.01	$0.03	$—	$—	$0.04

See Notes to Unaudited Financial Statements

Polaris Acquisition Corp.
( a corporation in the development stage )
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from June 18, 2007 (Inception) to September 30, 2008

				Income/(Deficit)
			Additional	Accumulated	Total
	Common Stock		Paid - In	During the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity

Issuance of Units to Founders on June 18, 2007 at
approximately $0.005 per share	5,175,000	$518	$24,482	$—	$25,000

Net Loss	—	—	—	(673)	(673)

Balance at December 31, 2007	5,175,000	518	24,482	(673)	24,327

Contribution of shares to capital on January 11, 2008	(862,500)	(87)	87	—	—

Sale of 4,500,000 Private Placement Warrants at $1 per warrant		—	4,500,000	—	4,500,000

Sale of 15,000,000 units on January 17, 2008 at $10
per unit through public offering (net of
underwriter's discount and offering expenses)
including 4,499,999 shares subject to possible
conversion	15,000,000	1,500	138,879,191	—	138,880,691

Proceeds subject to possible conversion	—	—	(44,999,990)	—	(44,999,990)

Unaudited:

Forfeited Founders shares on April 23, 2008	(562,500)	(56)	56	—
Net Income	—	—	—	461,266	461,266

Balance at September 30, 2008	18,750,000	$1,875	$98,403,826	$460,593	$98,866,294

See Notes to Unaudited Financial Statements

Polaris Acquisition Corp.
( a corporation in the development stage )
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

		Period From	Period From
	For The Nine	June 18, 2007	June 18, 2007
	Months Ended	(inception) to	(inception) to
	September 30, 2008	September 30, 2007	September 30, 2008
Cash Flows from Operating Activities

Net Income (Loss)	$461,266	$(742)	$460,593
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities

Increase in accrued operating expenses	238,812	1,000	238,812
Increase in income taxes payables	253,757	—	253,757
Increase in prepaid expenses	(76,257)	—	(76,257)
Interest earned on trust	(1,984,902)	—	(1,984,902)
Increase in deferred tax asset	(349,744)	—	(349,744)

Net Cash (Used in) provided by Operating Activities	(1,457,068)	258	(1,457,741)

Cash Flows from Investing Activities

Investments placed in trust	(150,000,000)	—	(150,000,000)
Disbursements from trust	1,405,600	—	1,405,600

Net Cash Used in Investing Activities	(148,594,400)	—	(148,594,400)

Cash Flows from Financing Activities

Proceeds from sale of units to public	150,000,000	—	150,000,000
Proceeds from private placement of warrants	4,500,000	—	4,500,000
Proceeds from sale of units to Founders	—	25,000	25,000
Proceeds from notes payable to affiliates of Founders	—	100,000	100,000
Payment of notes payable Founders	(100,000)	—	(100,000)
Proceeds from due to affiliates	—	12,911	12,911
Payment of due to affiliates	(12,911)	—	(12,911)
Payment of offering costs	(4,244,872)	(107,455)	(4,369,309)

Net Cash Provided by Financing Activities	150,142,217	30,456	150,155,691

Net Increase in Cash	90,749	30,714	103,550

Cash at Beginning of Period	12,801	—

Cash at End of Period	$103,550	$30,714	$103,550

Supplemental Disclosure of Noncash Financing Activities

Accrual of deferred offering costs	$—	$9,479	$—

Accrual of deferred underwriting fee	$6,750,000	$—	$6,750,000

See Notes to Unaudited Financial Statements

POLARIS ACQUISITION CORP.
(A CORPORATION IN THE DEVELOPMENT STAGE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1.	BASIS OF PRESENTATION

The financial statements of Polaris Acquisition Corp. (the “Company”) at September 30, 2008, for the three and nine months ended September 30, 2008, for the three months ended September 30, 2007, for the period June 18, 2007 (inception) to September 30, 2007 and for the period from June 18, 2007 (inception) to September 30, 2008 (cumulative), are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008 and the results of its operations and its cash flows for the period ended September 30, 2008, for the period June 18, 2007 (inception) to September 30, 2007 and for the period from June 18, 2007 (inception) to September 30, 2008. Operating results for the interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The December 31, 2007 balance sheet has been derived from the audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations.

Note 2.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Note 2.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES-Continued

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 4,499,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering. Accordingly, a portion of the net proceeds from the Offering (29.99% of the amount held in Trust Fund, including the deferred portion of the underwriters' discount and commission) has been classified as common stock subject to possible conversion on the accompanying September 30, 2008 balance sheet.

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

Note 2.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES-Continued

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 "Disclosures about Fair Value of Financial Instrument," approximate their carrying amounts presented in the balance sheet at September 30, 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on our financial position and results of operations.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective. Additionally, in the event that a registration statement is not effective, the Warrant holders shall not be entitled to exercise their Warrants and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

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

Trivergance Business Resources (“TBR”), an affiliate of our Founders, entered into a Services Agreement & Statement of Work with HUGHES Telematics, Inc. (“HTI”) on September 26, 2008. Pursuant to this agreement, TBR began providing a marketing assessment and other research for HTI to aid in creating a world-class marketing and retention platform. HTI agreed to pay TBR a fee of $150,000 (toward which HTI has paid a $75,000 deposit to date), reasonable and customary travel expenses and certain other expenses incurred in connection with the engagement.

Note 5.	COMMITMENTS

PLAN OF MERGER

On June 13, 2008, the Company entered into an Agreement and Plan of Merger pursuant to which it has agreed to merge (the “Merger”) with Hughes Telematics, Inc. (“HTI”). The Company and HTI amended and restated that agreement on November 10, 2008 (such agreement, as amended and restated, the “Merger Agreement”). In conjunction with this agreement, the Company will increase the number of authorized shares of common stock to 155,000,000 and the number of authorized shares of preferred stock to 10,000,000.

The Merger Agreement specifies that. at the closing of the Merger, all the outstanding shares of HTI common stock shall be converted into the right to receive, in the aggregate, approximately 15 million shares of Polaris common stock. In addition, holders of Polaris common stock shall be entitled to receive an aggregate of approximately 59 million “earnout” shares of Polaris common stock, in three tranches, which will be issued into escrow at the closing of the Merger and released to HTI shareholders upon the achievement of certain share price targets over the five-year period following closing. Outstanding options exercisable for shares of HTI common stock will roll over in the Merger to become options exercisable for shares of Polaris common stock. In connection with the Merger Agreement the company will amend and restate its certificate of incorporation to increase the number of shares of both common and preferred stock.

The Merger Agreement also requires that the Founders deposit 1.25 million shares of their Polaris common stock into an escrow, to be released upon the achievement of the first stock price target between the first and fifth anniversaries of closing.

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

OTHER COMMITMENTS

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliated company. Services will commence on the effective date of the offering and will terminate upon the earlier of (i) the completion of the Business Combination, or (ii) the Company's liquidation.   The Company has incurred $67,500 related to this agreement which is included in Administrative and General Expenses.

Pursuant to letter agreements which the Founders have entered into with the Company and the underwriters, the Founders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

The Company currently expects to pay legal fees in the range of $1,250,000 upon the successful completion of the Merger. In the event the Merger is not consummated, the Company expects to pay a substantially lower amount.

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

Note 8.	INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2008 consists of the following:

Current:
Federal	$589,111
State	171,117
Total Current	760,228

Deferred:
Federal	(349,744)
State	—
Total Deferred	(349,744)

$410,484

As of September 30, 2008, the tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

Expense deferred for income tax purposes	$411,028
Valuation allowance	(61,284)
$349,744

The Company has recorded a valuation allowance against the state deferred tax asset since it cannot determine realizability for tax purposes and therefore cannot conclude that the deferred tax asset is more likely than not recoverable at this time.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations for the nine months ended September 30, 2008 is as follows:

Statutory U.S. federal rate	34.00%
State income taxes, net of federal effect	5.96%
Non-deductible expenses	0.00%
Valuation allowance	7.13%
Effective Tax Rate	47.09%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of September 30, 2008, approximately $150,579,000 was held in trust and we had approximately $104,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Through September 30, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying, evaluating, and negotiating with prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the nine months ended September 30, 2008, we earned approximately $1,987,000 in interest income.

The following table shows the total funds held in the trust account as of September 30, 2008:

Net proceeds from our initial public offering and private placement of warrants placed in trust	$143,250,000
Deferred underwriters' discounts and commissions	6,750,000
Total interest received through September 30, 2008	1,984,902
Withdrawals for operating expense through September 30, 2008	(900,000)
Withdrawals for tax obligations through September 30, 2008	(505,600)
Total funds held in trust account as of September 30, 2008	$150,579,302

Merger with Hughes Telematics, Inc.

On June 13, 2008, the Company entered into an Agreement and Plan of Merger pursuant to which it has agreed to merge (the “Merger”) with Hughes Telematics, Inc. (“HTI”). The Company and HTI amended and restated that agreement on November 10, 2008 (such agreement, as amended and restated, the “Merger Agreement”).

We have filed, on August 27, 2008 and October 15, 2008, preliminary proxy statements with the SEC with respect to this proposed merger with HTI. On November 12, 2008, we filed a current report on Form 8-K disclosing the terms of the Merger Agreement entered into on November 10, 2008. We have summarized the terms of the amended and restated transaction below. Investors are urged to review the preliminary proxy statements and definitive proxy statement, when completed, in their entirety. A more complete description of the transactions described below, including exhibits related thereto such as the Merger Agreement, is included in a Form 8-K filed on November 12, 2008. We intend to schedule a special meeting of stockholders following completion of the proxy statement.

The parties to the Merger Agreement are Polaris, HTI and Communications Investors LLC, an affiliate of Apollo Management, L.P. (as escrow representative).

The Merger Agreement specifies that, at the closing of the Merger, all the outstanding shares of HTI common stock shall be converted into the right to receive, in the aggregate, approximately 15 million shares of Polaris common stock. In addition, holders of HTI common stock shall be entitled to receive an aggregate of approximately 59 million “earnout” shares of Polaris common stock, in three tranches, which will be issued into escrow at the closing of the Merger and released to HTI shareholders upon the achievement of certain share price targets over the five-year period following closing. Outstanding options exercisable for shares of HTI common stock will roll over in the Merger to become options exercisable for shares of Polaris common stock. In connection with the Merger Agreement the company will amend and restate its certificate of incorporation to increase the number of shares of both common and preferred stock.

The Merger Agreement also requires that the Founders deposit 1.25 million shares of their Polaris common stock into an escrow, to be released upon the achievement of the first stock price target between the first and fifth anniversaries of closing

The number of shares of Polaris common stock received by HTI shareholders at the closing will be subject to possible adjustments, including the issuance of additional shares of Polaris common stock for the value of equity raised by HTI prior to closing, if any, and for a cash shortfall in the trust account of Polaris below an agreed upon amount.

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

Results of Operations

For The Three Month Period Ended September 30, 2008

Net income of $138,626 reported for the three months ended September 30, 2008 consisted primarily of investment income primarily on the trust account of $661,886 offset by $69,146 expense for professional fees, $22,833 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $29,763 expense for travel and entertainment, $26,387 for franchise tax, $188,364 for due diligence costs, $35,506 for other expenses and $128,761 of income taxes. At September 30, 2008, we had cash outside of the trust fund of $103,550, prepaid expenses of $76,257 and accounts payable and accrued costs of $238,812 and income taxes payable of $253,757. Until we enter into a business combination, we will not have revenues other than interest income, and will continue to incur expenses relating to identifying a target business to acquire.

For The Nine Month Period Ended September 30, 2008

Net income of $461,266 reported for the nine months ended September 30, 2008 consisted primarily of investment income primarily on the trust account of $1,987,041 offset by $120,254 expense for professional fees, $65,799 expense for director and officer liability insurance, $67,500 expense for a monthly administrative services agreement, $78,245 expense for travel and entertainment, $85,742 for franchise tax, $599,564 for due diligence costs, $98,187 for other expenses and $410,484 for income taxes.

We presently occupy office space provided by Trivergance, LLC, an affiliate of our initial stockholders. Trivergance, LLC has agreed that, until the earlier of when (i) we consummate the acquisition of a target business or (ii) liquidate, it will make such office space, as well as certain office and secretarial services, available to us, as we may require from time to time. We have agreed to pay Trivergance, LLC $7,500 per month for such services commencing on January 1, 2008. The statement of operations for the period ended September 30, 2008 includes $67,500 related to this agreement.

Liquidity and Capital Resources

As of September 30, 2008, we had cash in our operating account of $103,550 and an additional $579,302 in our trust account which is available for working capital and taxes. Until our initial public offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our stock. Since our initial public offering, our only source of revenue has been from the interest and dividends earned on our cash accounts. The proceeds from our initial public offering that were placed in a trust account were invested in United States “government securities” within the meaning of Section (a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of September 30, 2008 the funds placed in trust are earning interest at the rate of approximately 2.1%.

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

Liquidity and Capital Resources-Continued

As of September 30, 2008, we had withdrawn $1,405,600 of the interest and dividends earned on the funds held in our trust account. Pursuant to the terms of our trust agreement governing our trust account, we are entitled to use up to $1,800,000 of the earnings for working capital (other than for tax obligations of Polaris), provided, however, that the aggregate amount of all such distributions of working capital and income shall not exceed the total earnings. Up to $900,000 (excluding amounts required to cover any tax obligations owned by Polaris) is still to be remitted, for working capital purposes, to our operating account which had a balance of $103,550 as of September 30, 2008. Once the $900,000 is distributed, only distributions to pay tax liabilities will be allowed.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008 was made under the supervision and with the participation of our management. Based on that evaluation, our management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
November 14, 2008

/s/ Marc Byron

Marc Byron
Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)