Form 10-K
period 2008-12-31
Polaris Acquisition Corp.
filed 2009-03-30
CIK 1410240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
Commission File Number 005-52459

POLARIS ACQUISITION CORP.
(Exact name of Registrant as specified in its charter)

Delaware	26-0443717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Fletcher Avenue, 4th Floor Fort Lee, New Jersey 07024	(201) 242-3500
(Address of Principal Executive Offices including zip code)	(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant Common Stock, par value $.0001 per share Warrants to purchase shares of Common Stock	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No  ☑ ..
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No  ☑ ..
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☑ No ☐.
The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $138 million as of March 30, 2008 (based on the last reported sale price of such stock on the NYSE Amex on such date of $9.20).
As of March 27, 2009, there were 18,750,000 shares of the Registrant’s Common Stock, par value $.0001 per share, outstanding.
Documents incorporated by reference:  Portions of the definitive Proxy Statement filed February 12, 2009 and Proxy Supplement filed March 20, 2009, which are incorporated into Part I of this Form 10-K.

INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
THE SECURITIES AND EXCHANGE COMMISSION
YEAR END DECEMBER 31, 2008

TABLE OF CONTENTS

		Page
PART I		1
Item 1.	Description of Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments
Item 2.	Properties	15
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II		16
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24
Item 9A.	Controls and Procedures	24
Item 9B.	Other Information	25

PART III		19
Item 10.	Directors, Executive Officers and Corporate Governance	25
Item 11.	Executive Compensation	29
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 13.	Certain Relationships and Related Transactions, and Director Independence	32
Item 14.	Principal Accountant Fees and Services	35

PART IV		36
Item 15.	Exhibits and Financial Statement Schedules	36

Index to Financial Statements		F-1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about our:

•	ability to complete a combination with a target business;
•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following a business combination;
•
management team allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination, as a result of which they would then receive expense reimbursements;

•	potential inability to obtain additional financing to complete a business combination;
•	limited pool of prospective target businesses;
•	potential change in control if we acquire a target business for stock;
•	potential difficulty to find an alternate target business if our currently planned business combination does not occur;
•	public securities’ limited liquidity and trading, as well as the current lack of a trading market;
•	delisting of our securities from the NYSE Amex or inability to have our securities quoted on the NYSE Amex following a business combination;
•	use of proceeds not in trust and our financial performance following our initial public offering;
•	financial performance following our initial public offering; or
•	performance following a business combination offering.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Item 1A below. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Polaris Acquisition Corp. (“we,” “us,” “our” or the “Company”) was incorporated in Delaware on June 18, 2007 for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with an operating business.

The registration statement for the Company’s initial public offering was declared effective on January 14, 2008. The Company consummated the initial public offering on January 17, 2008, and received gross proceeds of approximately $154,500,000, including $4,500,000 of proceeds from the private placement (the “Private Placement”) sale of 4,500,000 insider warrants to certain affiliates of the Company. The net proceeds were approximately $143,381,000.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering, although substantially all of the net proceeds of its initial public offering are intended to be generally applied toward consummating a business combination with an operating business. There is no assurance that the Company will be able to successfully effect a business combination. Following the closing of the initial public offering and Private Placement, $150,000,000, including $6,750,000 of the underwriters’ discounts and commissions, were deposited in a trust account and invested in either (i) United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or fewer or (ii) money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The funds will be maintained in the trust account until the earlier of (i) the consummation of its first business combination or (ii) liquidation of the Company. Additionally, up to an aggregate of $1,800,000 of interest earned on the trust account balance may be released to the Company to fund working capital requirements, and additional funds may be released to fund tax obligations.

The Company’s Certificate of Incorporation provides that the Company will continue in existence only until 24 months from the date of the initial public offering, or January 11, 2010. If the Company has not completed a business combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the initial public offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the initial public offering).

Recent Developments

On June 13, 2008, the Company entered into an Agreement and Plan of Merger pursuant to which it agreed to merge (the “Merger”) with HUGHES Telematics, Inc. (“HUGHES Telematics”). The Company and HUGHES Telematics amended and restated that agreement on November 10, 2008 and again on March 12, 2009 (such agreement, as amended and restated, the “Merger Agreement”).

On February 12, 2009, we filed and mailed a definitive proxy statement with the SEC with respect to this proposed Merger with HUGHES Telematics, and on March 20, 2009 we filed a supplemental proxy statement describing the Second Amended and Restated Agreement and Plan of Merger of March 12, 2009, as well as certain other developments relevant to our stockholders voting on the transaction. We have summarized the terms of the Merger Agreement and related transactions below. Investors are urged to review the definitive proxy statement, the proxy supplement and any other filings relating thereto in their entirety. A special meeting of stockholders to vote on the Merger and certain related transactions is currently scheduled for March 30, 2009.

The parties to the Merger Agreement are Polaris, HUGHES Telematics and Communications Investors LLC, an affiliate of Apollo Management, L.P. (as escrow representative). The Merger Agreement specifies that, at the closing of the Merger, all the outstanding shares of HUGHES Telematics common stock shall be converted into the right to receive, in the aggregate, approximately 20 million shares of Polaris common stock. In addition, holders of HUGHES Telematics common stock shall be entitled to receive an aggregate of approximately 59 million “earn-out” shares (including approximately 2 million shares underlying options) of Polaris common stock, in three tranches, which will be issued into escrow at the closing of the Merger and released to HUGHES Telematics shareholders upon the achievement of certain share price targets over the five-year period following closing. Outstanding options exercisable for shares of HUGHES Telematics common stock will roll over in the Merger to become options exercisable for shares of Polaris common stock. In connection with the Merger Agreement, the Company will amend and restate its certificate of incorporation to, among other things, change its name to HUGHES Telematics, Inc., to increase the number of authorized shares of both common and preferred stock, and to amend certain other ministerial provisions of the certificate of incorporation (including removal of certain provisions related to the company’s existence as a special purpose acquisition company).

The Merger Agreement also requires that the Company’s stockholders prior to the initial public offering (the “Founders”) deposit 1.25 million shares of their Polaris common stock into an escrow, to be released upon the achievement of the first stock price target between the first and fifth anniversaries of closing.

The number of shares of Polaris common stock received by HUGHES Telematics shareholders at the closing will be subject to possible adjustment for a cash shortfall in the trust account of Polaris below an agreed upon threshold amount.

The obligations of HUGHES Telematics and Polaris to complete the Merger are subject to the satisfaction or waiver by the other party at or prior to the closing date of various customary conditions, including (i) the receipt of all required regulatory approvals and consents, (ii) the approval of the Merger by Polaris stockholders, (iii) subject to certain exceptions and materiality thresholds, the accuracy of the representations and warranties of the other party and (iv) compliance of the other party with its covenants, subject to specified materiality thresholds.

Opportunity for Stockholder Approval of Business Combination

The Company, after signing a definitive agreement for a business combination, including the existing Merger Agreement, is required to submit the transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the initial public offering vote against the business combination and exercise their conversion rights described below, the business combination will not be consummated. All of the Founders have agreed to vote their founding shares of common stock in accordance with the vote of the majority of the shares voted by the stockholders who are not Founders (the “Public Stockholders”) with respect to any business combination, including the Merger. After consummation of a business combination, these voting safeguards will no longer be applicable.

A special meeting of Polaris stockholders to vote on the Merger with HUGHES Telematics and certain related transactions is currently scheduled for March 30, 2009.

Conversion Rights

With respect to a business combination that is approved and consummated, Public Stockholders who voted against the business combination may demand that the Company convert their shares. The per share conversion value will equal the amount in the trust account, calculated as of two business days prior to the consummation of the proposed business combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the initial public offering. Under our Certificate of Incorporation, if Public Stockholders holding more than 4,499,999 shares seek conversion of their shares in the event of a business combination, such event would have the same effect as if a majority of Public Stockholders voted against the business combination, and therefore it would not be consummated. Public Stockholders who elect to convert are entitled to receive their per-share interest in the trust account computed without regard to the shares of common stock held by the Founders prior to the consummation of the initial public offering. Accordingly, a portion of the net proceeds from the initial public offering (29.99% of the amount held in trust account, including the deferred portion of the underwriters’ discount and commission) has been classified as common stock subject to possible conversion on the accompanying December 31, 2008 balance sheet.

Liquidation If No Business Combination

If we have not consummated a business combination by January 11, 2010, our corporate existence will cease by operation of law, and we will promptly distribute only to our Public Stockholders the amount in our trust account (including any accrued interest) plus any remaining net assets. The Founders have waived their right to participate in any liquidation distribution with respect to their shares. We expect that a significant part or all of the costs associated with the implementation and completion of our plan of dissolution and liquidation will be funded from our remaining assets outside of the trust account. If such funds are insufficient, our Founders have agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment for such expenses.

If we had expended all of the interest available to us for working capital purposes and to pay tax obligations, the per-share liquidation price as of December 31, 2008 would have been approximately $10.00. However, the proceeds deposited in the trust account could become subject to the claims of our creditors, which could be satisfied prior to the claims of our public stockholders. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or for products sold to the Company. We cannot assure you, however, that they would be able to satisfy those obligations.

Competition

If we succeed in effecting the Merger with HUGHES Telematics, there will be intense competition from competitors of HUGHES Telematics. For a more complete discussion of the risks that will be applicable to us following the Merger with HUGHES Telematics see our proxy statement dated February 12, 2009 and our supplemental proxy statement dated March 20, 2009.

If we are unable to effect the Merger with HUGHES Telematics, we will continue to pursue opportunities for a business combination. In doing so we may encounter intense competition from other entities having a business objective similar to ours. There are numerous other blank check companies that have completed initial public offerings in the United States that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings, and there are likely to be more blank check companies filing registration statements for initial public offerings in the future. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources.

The current state of United States’ public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms as we may be able to effectuate a business combination without substantial borrowing.

If we succeed in effecting any other business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full-time employees prior to the consummation of a business combination with HUGHES Telematics.

ITEM 1A.	RISK FACTORS

Risks Associated With Our Business

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the sections titled “Risk Factors” in our Prospectus as filed with the Securities and Exchange Commission dated January 11, 2008, our Definitive Proxy Statement dated February 12, 2009, and our Supplemental Proxy Statement dated March 20, 2009 which could materially affect our business, financial condition or future results.

We are a development stage company with no operating history, and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date. Our business objective is to acquire an operating business; however, until such time as an operating business is acquired you will have no basis of evaluating the value of your investment. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination can be consummated and distribute the trust account, our public stockholders will receive approximately $10.00 per share, and our warrants will expire worthless.

If we are unable to complete a business combination by January 11, 2010 and are forced to liquidate our assets, the per-share liquidation distribution will be approximately $10.00 because of the expenses of our initial public offering, our general and administrative expenses, and the costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants that will expire worthless if we liquidate before the completion of a business combination.

If we are unable to consummate a business combination, our Public Stockholders will be forced to wait until January 11, 2010 before we commence liquidation.

We have 24 months from the date of our initial public offering in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and then only in cases where investors have sought conversion of their shares. Only after the expiration of this full time period will Public Stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.

If we are forced to dissolve and liquidate, payments from the trust account to our Public Stockholders may be delayed.

If we neither consummate the Merger with HUGHES Telematics nor consummate any other business combination by January 11, 2010, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution.

We currently expect that the costs associated with the implementation and completion of the plan of dissolution and liquidation will be no more than approximately $15,000. We will pay the costs of liquidation from our remaining assets outside of the trust fund. If such funds are insufficient, Marc V. Byron and Lowell D. Kraff have agreed to advance us the funds necessary to complete such dissolution and/or liquidation and have agreed not to seek repayment of such expenses; however, there is no guarantee that the assets of Messrs. Byron and Kraft will be sufficient to satisfy our dissolution and/or liquidation expenses.

You are not entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering were intended to be used to complete a business combination with a target business, we have been deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419 under the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419 under the Securities Act, we have a longer period of time to complete a business combination than we would if we were subject to such rule.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete a business combination, since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

Of the net proceeds of our initial public offering, only approximately $100,000 was available to us initially outside the trust account to fund our working capital requirements. We depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital. We have incurred costs relating to identifying target businesses and completing our initial business combination, as well as tax obligations. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available to complete the steps necessary to complete the Merger with HUGHES Telematics or any other business combination. In such event, we would need to borrow funds from our Founders to operate or may be forced to liquidate. Our Founders are under no obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $10.00 per share.

Our placing of funds in trust may not protect those funds from third-party claims against us. Although we seek to have all vendors, prospective target businesses or other entities that we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that all vendors, prospective target businesses or other entities that we engage will execute such agreements or, if executed, that this will prevent potential contracted parties from making claims against the trust account or that a court would not conclude that such agreements are not legally enforceable. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust may be subject to claims that would take priority over the claims of our Public Stockholders and, as a result, the per-share liquidation price could be less than $10.00 due to claims of such creditors.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our Amended and Restated Certificate of Incorporation provides that we will continue in existence only until 24 months from the date of our prospectus in connection with our initial public offering, or January 11, 2010. If we have not completed a business combination by such date and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after the expiration of the 24-month period and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those claims that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that potentially may be brought against us. As such, our stockholders potentially could be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case, or an involuntary bankruptcy case is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our Public Stockholders promptly after January 11, 2010, this may be viewed or interpreted as giving preference to our Public Stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached its fiduciary duties to our creditors and/or having acted in bad faith, and thereby exposed itself and our company to claims of punitive damages, by paying Public Stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No warrant held by Public Stockholders will be exercisable, and we will not be obligated to issue shares of common stock, unless at the time such holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants, and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants held by public stockholders may have no value, the market for such warrants may be limited and such warrants may expire worthless. Notwithstanding the foregoing, the insider warrants may be exercisable for unregistered shares of common stock even if the prospectus relating to the common stock issuable upon exercise of the warrants is not current.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise, and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect either to be listed on a national securities exchange, which would provide an exemption from registration in every state, or to register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 55,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are currently 16,750,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants). All of the 1,000,000 shares of preferred stock are available for issuance.

The issuance of additional shares of our common stock or our preferred stock:

•	may significantly reduce the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness (even if we make all principal and interest payments when due) if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, only some of whom may join us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. The role of our key personnel in any target business, however, cannot presently be ascertained. Although our key personnel may remain with a target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of a target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation in connection with a business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous to us.

Our key personnel may provide consultant or advisory services to a potential target before or after a business combination, and will be able to remain with the target company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place before or simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the target company before or after the consummation of the business combination. Certain of our directors and officers affiliated with Trivergance LLC (“Trivergance”) have entered into an advisory engagement with HUGHES Telematics, pursuant to which they will receive certain cash and securities from HUGHES Telematics. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to receive such compensation and/or to remain with the target company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.

Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full-time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Marc V. Byron, our chairman of the board and chief executive officer, is party to an agreement that may restrict our ability to consummate a business combination with a target business in a certain line of business.

Marc V. Byron and Trivergance are parties to an operating agreement with MG, LLC, d/b/a Tranzact and certain other related entities. Tranzact provides end-to-end technology-driven customer acquisition solutions to the financial services and media and telecommunications sectors. The operating agreement contains a non-competition clause that generally provides that Mr. Byron, Trivergance and any of their affiliates (which would include a number of our officers and directors) will not, during the term of the operating agreement, engage, directly or indirectly, in a business that is directly engaged in:

•	designing, managing and executing direct marketing and order management programs and systems as a service provider (a “covered business”); or

•	providing any lead generation business that is not incidental to such person’s primary business (also a “covered business”); or

•
any activities that are otherwise competitive with a material portion of the service provider business of Tranzact as then conducted, or that Tranzact, or its subsidiaries, has taken material steps toward conducting.

Additionally, if Mr. Byron, Trivergance or their affiliates were to try to acquire a covered business, they would be obligated to simultaneously offer both Tranzact and certain entities related to Veronis Suhler Stevenson the right to acquire such covered business first. The foregoing may hinder our ability to complete a business combination with a covered business or in the same line of business in which Tranzact operates.

All of our officers and directors own shares of our common stock issued prior to our initial public offering and warrants purchased after our initial public offering. These securities will not participate in liquidation distributions. Therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own shares of our common stock that were issued prior to our initial public offering and purchased insider warrants upon consummation of our initial public offering. Such individuals have waived their right to receive distributions with respect to their initial shares upon our liquidation if we are unable to consummate a business combination. The shares acquired prior to our initial public offering, the insider warrants and any warrants purchased by our officers or directors in our initial public offering or in the aftermarket will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions, and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•
provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions, and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

After our business combination, we may be solely dependent on a single business and a limited number of products or services.

Our business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such business combination, which may also entail simultaneous business combinations with several operating businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies into a single operating business.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our Founders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. We will proceed with a business combination only if Public Stockholders owning less than 30% of the shares sold in our initial public offering exercise their conversion rights. Such holder must both vote against such business combination and then properly exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third-party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. We may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. Furthermore, we could structure a business combination that would require us to pay the seller of the target business substantially all of the cash we have in the trust account. We could also negotiate a business combination with a target business that insisted on having access to almost all of the cash in our trust account as a condition of closing. With either of these two structures, we would have to lower the maximum conversion percentage in order to insure that there was sufficient cash available at the closing of the transaction. As a result, we would not be able to consummate such a business combination even if stockholders owning substantially less than 20% of the shares sold in our initial public offering exercise their conversion rights. This may limit our ability to effectuate the most attractive business combination available to us.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

If the Merger is not completed for any reason, we expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for business combinations. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the business combination of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Because a significant number of blank check companies have gone public in the United States since September 2003, of which relatively few have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to entities such as our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. If we are unable to consummate a business combination with a target business within the prescribed time periods, we will be forced to liquidate.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

We expect to incur significant costs associated with the Merger with HUGHES Telematics or any other business combination we may undertake, whether or not such a business combination is completed, which will reduce the amount of cash otherwise available for other corporate purposes.

We expect to incur significant costs associated with the Merger with HUGHES Telematics or any other business combination we may undertake, whether or not the Merger is completed. These costs will reduce the amount of cash otherwise available for other corporate purposes. There is no assurance that the actual costs will not exceed our estimates. There is no assurance that the significant costs associated with the Merger will prove to be justified in light of the benefit ultimately realized.

Failure to complete the Merger with HUGHES Telematics could negatively impact the market price of Polaris common stock and may make it more difficult for Polaris to attract another acquisition candidate, resulting, ultimately, in the disbursement of the trust proceeds, causing investors to experience a loss on their investment.

If the Merger is not completed for any reason, Polaris may be subject to a number of material risks, including:

•	the market price of Polaris common stock may substantially decline to the extent that the current market price of its common stock reflects a market assumption that the Merger will be consummated;

•	costs related to the Merger, such as legal and accounting fees and certain costs related to the fairness opinion, must be paid even if the Merger is not completed; and

•	charges will be made against earnings for transaction-related expenses, which could be higher than expected.

Such decreased market price and added costs and charges of the failed Merger, together with the history of failure in consummating a business combination, may make it more difficult for Polaris to attract another target business, resulting, ultimately, in the disbursement of the trust proceeds, causing investors to experience a loss on their investment.

If the Merger with HUGHES Telematics is not completed, we may have insufficient time or funds to complete an alternate business combination and may be forced to liquidate. Holders of our common stock and warrants may incur losses.

Pursuant to our Certificate of Incorporation, among other things, we must complete a business combination with a target business having a fair market value of at least 80% of our net assets at the time of acquisition (less the deferred underwriting discount and commissions of approximately $6.8 million and taxes payable) by January 11, 2010. If we fail to consummate a business combination within the required time frame, we will, in accordance with our Certificate of Incorporation, dissolve, liquidate and wind up. If the Merger proposal is not approved by our stockholders or if 30% or more of the holders of Polaris common stock issued in our initial public offering vote against the Merger and properly exercise their conversion rights, we will not complete the Merger and may not be able to consummate an alternate business combination within the required time frame, either due to insufficient time or insufficient operating funds. In any liquidation the amount held in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described above), will be distributed on a pro rata basis to the holders of Polaris common stock issued in our initial public offering. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares. There will be no distribution from the trust account with respect to our warrants.

If we dissolve and liquidate before we consummate a business combination and distribute the trust account, our Public Stockholders will receive less than the unit offering price in our initial public offering of $10.00 and our warrants will expire and become worthless.

Our founding stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our Founders (including all of our officers and directors) collectively own 20% of our issued and outstanding shares of common stock. Our board of directors is divided into three classes, each of which will generally serve for a term of three years, with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Founders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Founders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants and options may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We issued warrants to purchase 15,000,000 shares of common stock as part of the units offered in our initial public offering and the insider warrants to purchase 4,500,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of acquiring a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and option are exercised, you may experience dilution to your holdings.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption after the redemption criteria described in our prospectus have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If the Merger does not occur, and if our Founders or the purchasers of the insider warrants exercise their existing registration rights with respect to their initial shares or insider warrants and underlying securities, it may have an adverse effect on the market price of our common stock, and the existence of these rights may make it more difficult to effect a different business combination.

If the Merger, which would alter these rights, did not occur, our founding stockholders would be entitled to demand that we register the resale of their initial shares at any time commencing three months prior to the date on which their shares are released from escrow. Additionally, the purchasers of the insider warrants would be entitled to demand that we register the resale of their insider warrants and underlying shares of common stock at any time after we consummate a business combination. If such individuals exercise their registration rights with respect to all of their securities, then there will be an additional 3,750,000 shares of common stock and 4,500,000 warrants (as well as 4,500,000 shares of common stock underlying the warrants) eligible for trading in the public market. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate an alternate business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our common stock.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc.

No salary or other compensation will be paid to our directors for services rendered by them on our behalf prior to or in connection with a business combination. Accordingly, we believe our non-executive directors would be considered “independent” as that term is commonly used by the Nasdaq Stock Market, Inc. and the NYSE Amex. Such exchanges define “independent” as a person, other than an officer or employee of the company or any parent or subsidiary, having no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Equity ownership of non-executive directors is not relevant to the definition of independence. However, under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors own shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf (such as identifying potential target businesses and performing due diligence on suitable business combinations), state securities administrators could argue that all such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of any independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations, and a material adverse effect on the prices of our securities held by public stockholders.

Risks Related to Our Organization and Structure Following the Merger
with HUGHES Telematics

If we consummate the planned Merger with HUGHES Telematics, a substantial number of shares of Polaris common stock will be issued both at the closing of the Merger and in the future, and those shares will become eligible for future resale in the public market after the Merger, which will result in substantial dilution and could have an adverse effect on the market price of those shares.

We currently expect that 77,102,149 shares of Polaris common stock, including 57,248,131 shares of Polaris common stock issued into escrow and released to the HUGHES Telematics stockholders as Merger consideration in three tranches contingent upon Polaris common stock meeting specified price targets over the five-year period following the closing of the Merger (the “earn-out shares”), and options exercisable for 2,274,952 shares of Polaris common stock, including options exercisable for an aggregate of 1,751,871 shares of Polaris common stock, which will be divided into three tranches of the same proportions as the escrowed earn-out shares and will be exercisable contingent upon Polaris common stock meeting specified the same price targets as the escrowed earn-out shares over the five-year period following the closing of the Merger (the “earn-out options”), will be issued upon the closing of the Merger to HUGHES Telematics securityholders.

Our Founders will place an aggregate of 1,250,000 shares of their Polaris common stock into escrow (the “sponsor earn-out shares”), to be released back to them if the price target for the first tranche of earn-out shares is achieved between the first and fifth anniversaries of closing. During such time as the sponsor earn-out shares are in escrow, the initial stockholders may vote the shares without restriction.

There are currently 18,750,000 shares of Polaris common stock issued and outstanding. As a result of the dilutive effect of the issuance of our stock in the Merger, for purposes of illustration, a stockholder who owned 5.0% of the outstanding shares of Polaris common stock on March 27, 2009, would own approximately 1.0% of the outstanding shares of Polaris common stock immediately following the closing of the Merger (including all earn-out and indemnity shares issued into escrow), assuming no exercise of outstanding Polaris warrants and no issuance of additional shares because of a working capital shortfall or additional equity raised by HUGHES Telematics.

The shares issued to certain HUGHES Telematics stockholders will be restricted and cannot be sold publicly until the expiration of the restricted period under the shareholders’ agreement (generally continuing until two years from the closing of the Merger), under Rule 144 promulgated under the Securities Act of 1933 (the “Securities Act”) (unless registered under the Securities Act pursuant to the shareholders’ agreement) and, in the case of the escrowed indemnity shares and escrowed earn-out shares, until the expiration of the applicable escrow period. The presence of these additional shares eligible for trading in the public market after the expiration of the restricted period, registration pursuant to the shareholders’ agreement or the expiration of the applicable escrow period could adversely affect the market price of Polaris common stock and warrants. Upon expiration of the restricted period, registration pursuant to the shareholders’ agreement or the expiration of the applicable escrow period, sales of substantial numbers of shares of common stock in the public market could also adversely affect the market price of Polaris common stock and warrants.

Additionally, after completion of the Merger through the issuance of shares of Polaris common stock to HUGHES Telematics stockholders, our public stockholders will incur immediate dilution in the net tangible book value of common stock held immediately prior to the Merger.

In order to complete the Merger with HUGHES Telematics, both HUGHES Telematics and we may engage in substantial purchases of our stock from our holders who evince an intention to vote against the Merger, having the effect of further reducing our working capital and further concentrating the ownership of our shares in the hands of HUGHES Telematics stockholders, with a majority of the voting power beneficially owned by Apollo.

In order to receive the vote necessary to consummate the Merger, we and HUGHES Telematics intend to pursue purchases of shares of Polaris common stock in separate privately negotiated transactions that will be conditioned on the closing of the Merger. We currently expect that we and HUGHES Telematics will enter into agreements to purchase shares of Polaris common stock for up to $72.7 million, in the aggregate, in these transactions. The shares of Polaris common stock purchased pursuant to these private transactions and the shares elected to be converted into cash in connection with the Merger will be retired. Assuming that stockholders holding 29.99% of our common shares elect to convert their shares into cash upon consummation of the Merger and that we and HUGHES Telematics effect the maximum amount of share repurchases permitted by the Merger agreement, there will be approximately 84,084,650 shares of our common stock outstanding upon consummation of the Merger (including 57,248,131 escrowed earn-out shares and 1,250,000 sponsor earn-out shares), and warrants and options outstanding to purchase an additional 21,774,935 shares of Polaris common stock (including escrowed earn-out options in respect of 1,751,859 shares).

Immediately after giving effect to the Merger, assuming maximum conversion elections and share repurchases and including the escrowed earn-out shares and earn-out options, HUGHES Telematics stockholders will, collectively, control approximately 92% of the voting power of the combined company, and approximately 72% will be controlled by Apollo and its affiliates. Existing Polaris stockholders will continue to control approximately 8% of the voting power of the combined company. Investment advisory clients of Wellington Management currently hold approximately 15% of Polaris’ voting power, and assuming they do not transfer or convert any of their shares, they will hold approximately 11% upon the closing of the Merger, which amount includes shares issuable to them in the Merger in exchange for their shares of HUGHES Telematics Series B preferred stock. Upon the closing of the Merger and excluding all escrowed earn-out shares and sponsor earn-out shares, HUGHES Telematics stockholders will own approximately 78% of the outstanding Polaris common stock and Polaris’ existing stockholders will own 22%.

To the extent the number of shares of Polaris common stock subject to forward purchase agreements is less than the amount referenced above or the holders of less than 29.99% of our shares elect to exercise their conversion option, the number of shares outstanding following the Merger will be proportionately increased and the concentration of ownership and voting power by Apollo and its affiliates and the Wellington Management clients will be proportionately reduced.

We will be a “controlled company” within the meaning of both the NYSE Amex and NASDAQ corporate governance standards, and, as a result, will rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

After the completion of the Merger, Apollo will beneficially own more than 50% of the total voting power of our common stock, and we will be a “controlled company” under both the NYSE Amex and NASDAQ corporate governance standards. As a controlled company, certain exemptions under both the NYSE Amex and NASDAQ standards will free us from the obligation to comply with certain NYSE Amex and NASDAQ corporate governance requirements, respectively, including the requirement to maintain a majority of independent directors on our board of directors and the requirements regarding the determination of compensation of executive officers and the nomination of directors by independent directors. As a result of our use of the “controlled company” exemptions, you will not have the same protection afforded to stockholders of companies that are subject to all of the NYSE Amex and NASDAQ corporate governance requirements.

ITEM 2.	PROPERTIES

We maintain our principal executive offices at 2200 Fletcher Avenue, 4th Floor, Fort Lee, New Jersey 07024 pursuant to an agreement with Trivergance, an affiliate of Messrs. Byron, Kraff, Palmer and Stone, our executive officers. We pay Trivergance a monthly fee of $7,500 for providing us with office space and general and administrative services. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Trivergance, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Polaris Securities

Our equity securities trade on the NYSE Amex. Each of our units consists of one share of common stock and one warrant and trades on the NYSE Amex under the symbol “TKP.U.” On January 28, 2008, the warrants and common stock underlying our units began to trade separately on the NYSE Amex under the symbols “TKP.WS” and “TKP,” respectively. Each warrant entitles the holder to purchase one share of Polaris common stock at a price of $7.00 commencing on the later of our consummation of a business combination and January 11, 2009, or earlier upon redemption, provided in each case that there is an effective registration statement covering the shares of Polaris common stock underlying the warrants in effect. The warrants expire on January 10, 2012, unless earlier redeemed.

The following table sets forth the high and low sales price of our units, common stock and warrants as reported on the NYSE Amex since Polaris’s initial public offering on January 14, 2008. Prior to January 14, 2008, there was no established public trading market for our securities.

Quarter Ended	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
First Quarter (from January 14, 2008)	$10.05	$9.45	$9.15	$9.02	$0.85	$.45
Second Quarter	$10.40	$9.55	$9.62	$9.07	$0.82	$.40
Third Quarter	$10.30	$9.41	$9.55	$9.20	$0.75	$.21
Fourth Quarter	$9.41	$8.10	$9.15	$8.15	$0.51	$.01

Holders of Common Equity

On December 31, 2008, there was one holder of record of our units, approximately ten holders of record of our warrants and approximately 12 holders of record of our common stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

Dividends

Except for the 0.2-for-1 stock dividend that was effected on November 8, 2007, we have not paid any dividends on our common stock to date and we do not intend to pay cash dividends prior to the consummation of a business combination. After we complete our initial business combination, the payment of dividends will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payment of dividends after a business combination will be within the discretion of our then board of directors.

Performance

The graph below compares the cumulative total return of our common stock from January 28, 2008, the date that our common stock first became tradable separately, through December 31, 2008 with the comparable cumulative return of companies comprising the S&P 500 Index and a peer group selected by us. The graph plots the change in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and a peer group selected by us over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

The line representing the peer group plots the market capitalization-weighted return of a group of special purpose acquisition companies comprising Asia Special Situation Acquisition Corp., China Holdings Acquisition Corp., Enterprise Acquisition Corp., Hicks Acquisition Corp. and InterAmerican Acquisition Group. The peer group was chosen because, similarly to us, they all had initial public offerings in the second half of 2007 and all have announced a business transaction.

Recent Sales of Unregistered Securities

During the period covered by this Annual Report on Form 10-K, there were no sales of unregistered securities.

Uses of Proceeds from our Initial Public Offering

The registration statement for the Company’s initial public offering (as described in Note 2 of the accompanying financial statements) was declared effective on January 14, 2008. The Company consummated the initial public offering on January 17, 2008, and received gross proceeds of approximately $154,500,000, including $4,500,000 of proceeds from the private placement sale of 4,500,000 insider warrants to certain affiliates of the Company. The net proceeds were approximately $143,381,000.

Initial Public Offering

On January 17, 2008 the Company sold 15,000,000 units in its initial public offering at a price of $10 per unit. Each unit comprises one share of the Company’s common stock and one redeemable common stock purchase warrant. Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.00 commencing at the later of the completion of a business combination and January 11, 2009, and expiring on January 10, 2012, four years from the effective date of the initial public offering. The Company may redeem all of the warrants, at a price of $0.01 per warrant upon 30-days’ notice while the warrants are exercisable, only in the event that the last sale price of the Company’s common stock is equal to or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending three business days prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the warrants to be sold and issued in the initial public offering, the Company is required to use its best efforts to maintain the effectiveness of the registration statement covering the warrants.

We are not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective. Additionally, in the event that a registration statement is not effective, the warrantholders are not entitled to exercise their warrants, and in no event (whether in the case of a registration statement not being effective or otherwise) will we be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised and unredeemed.

In connection with the initial public offering, we entered into an agreement with the underwriters of that offering (the “Underwriting Agreement”). The Underwriting Agreement requires that we pay 2.5% of the gross proceeds of the initial public offering as an underwriting discount plus an additional 4.5% of the gross proceeds of the initial public offering only upon consummation of a business combination. The Company paid an underwriting discount of 2.5% of the gross proceeds of the initial public offering ($3,750,000) in connection with the consummation of the initial public offering and has placed 4.5% of the gross proceeds of the initial public offering ($6,750,000) in the trust account. We did not have to pay any discount related to the insider warrants sold on a private basis. The underwriters have waived their right to receive payment of the 4.5% of the gross proceeds for the initial public offering upon our liquidation if the Company is unable to complete a business combination.

Pursuant to purchase agreements, certain of our Founders have purchased from the Company, in the aggregate, 4,500,000 warrants for $4,500,000 (the insider warrants). The purchase and issuance of the insider warrants occurred simultaneously with the consummation of the initial public offering on a private placement basis. All of the proceeds we received from these purchases were placed in the trust account. The insider warrants are identical to the warrants included in the units that were offered in the initial public offering except that if the Company calls the warrants for redemption, the insider warrants will be exercisable on a cashless basis so long as such warrants are held by the initial purchasers or their affiliates. The insider warrants may not be sold or transferred until 45 days after the consummation of a business combination. The purchase price of the insider warrants has been determined to be the fair value of such warrants as of the purchase date.

PART III

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements, and the notes and schedules related thereto, which are included in this annual report.

Income Statement Data:	For the year ended December 31, 2008	For the period from June 18, 2007 (inception) to December 31, 2007	For the period from June 18, 2007 (inception) to December 31, 2008

Revenue	$—	$—	$—
Interest income	2,558,161	389	2,558,550
Net income (loss)	605,853	(673)	605,180
Basic and diluted net income per share	$0.03	$—	$0.04

Balance Sheet Data:	As of December 31, 2008	As of December 31, 2007
Cash	$5,056	$12,801
Trust account, restricted	$150,796,461	$—
Total assets	$151,307,752	$188,603
Total liabilities	$7,296,881	$164,276
Common stock subject to conversion ($10 per share)	$44,999,990	$—
Stockholders’ equity	$99,010,881	$24,327

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

On January 17, 2008, the Company sold 15,000,000 units at an offering price of $10.00 per unit. Each unit comprises one share of our common stock, $0.0001 par value, and one redeemable common stock purchase warrant. Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.00 commencing on the later of (a) January 11, 2009 and expiring January 10, 2012 or (b) the consummation of an initial business combination with a target business.

As of December 31, 2008, approximately $150,800,000 was held in trust, and we had approximately $5,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination and for general corporate matters.

Through December 31, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying, evaluating and negotiating with prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our private placement and initial public offering. For the year ended December 31, 2008, we earned approximately $2,558,000 in interest income.

The following table shows the total funds held in the trust account as of December 31, 2008:

Net proceeds from our initial public offering and private placement of warrants placed in trust	$143,250,000

Deferred underwriters’ discounts and commissions	6,750,000

Total interest received through December 31, 2008	2,555,818

Withdrawals for operating expense through December 31, 2008	(1,000,000)

Withdrawals for tax obligations through December 31, 2008	(759,357)

Total funds held in trust account as of December 31, 2008	$150,796,461

Results of Operations

For The Year Ended December 31, 2008

Net income of $605,853 reported for the year ended December 31, 2008 consisted of investment income primarily on the trust account of $2,558,161 offset by $177,519 of expense for professional fees, $88,633 of expense for director and officer liability insurance, $90,000 of expense for a monthly administrative services agreement, $113,223 of expense for travel and entertainment, $113,430 for franchise tax, $696,885 for due diligence costs, $136,856 for other expenses and $535,762 for income taxes. At December 31, 2008, we had cash outside of the trust fund of $5,056, prepaid expenses of $64,723, accounts payable and accrued costs of $329,835, and income taxes payable of $217,046. Until we enter into a business combination, we will not have revenues other than interest income, and will continue to incur expenses relating to identifying a target business to acquire.

Period From June 18, 2007(Inception) to December 31, 2007

Net loss of $673 reported for the period from June 18, 2007 (inception) to December 31, 2007 consisted of interest income of $389 and formation costs of $1,062.

Period From June 18, 2007(Inception) to December 31, 2008

Net income of $605,180 reported for the period from June 18, 2007 (inception) to December 31, 2008 consisted of investment income primarily on the trust account of $2,558,550 offset by $1,062 of expense for formation costs, $177,519 of expense for professional fees, $88,633 of expense for director and officer liability insurance, $90,000 of expense for a monthly administrative services agreement, $113,223 of expense for travel and entertainment, $113,430 for franchise tax, $696,885 for due diligence costs, $136,856 for other expenses and $535,762 for income taxes.

We presently occupy office space provided by Trivergance, an affiliate of our initial stockholders. Trivergance has agreed that, until the earlier of when (i) we consummate the acquisition of a target business or (ii) liquidate, it will make such office space, as well as certain office and secretarial services, available to us, as we may require from time to time. We have agreed to pay Trivergance $7,500 per month for such services commencing on January 1, 2008. The statement of operations for the period ended December 31, 2008 includes $90,000 related to this agreement.

Liquidity and Capital Resources

As of December 31, 2008, we had cash in our operating account of $5,056 and an additional $796,461 in our trust account which is available for working capital and taxes. Until our initial public offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our stock. Since our initial public offering, our only source of revenue has been from the interest and dividends earned on our cash accounts. The proceeds from our initial public offering that were placed in a trust account were invested in either (i) United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or fewer or (ii) money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. As of December 31, 2008 the funds placed in trust are earning interest at the rate of approximately 0.42%.

Subject to our stockholders’ approval of the proposed business combination with HUGHES Telematics, we will use substantially all of the net proceeds of our initial public offering in connection with the proposed business combination with HUGHES Telematics, including structuring, negotiating and consummating the Merger. To the extent we use our capital stock, in whole or in part, as consideration for the Merger, the proceeds held in the trust account (less amounts paid to any public stockholders who exercise their conversion rights and deferred underwriting discounts and commissions paid to the underwriters) as well as any other net proceeds not expended prior to that time will be used to finance the operations of HUGHES Telematics. If the Merger with HUGHES Telematics is not consummated, the proceeds held in trust could then be used as consideration for a different business combination. The funds in the trust account could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Assuming the release of the full amount of the interest we are entitled to receive from the trust account, we believe we will have sufficient available funds outside of the trust account to operate through January 11, 2010, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of completing an initial business combination is less than the actual amount necessary to do so, or if interest payments are not available to fund the expenses at the time we incur them, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert into cash a significant number of shares of public stockholders voting against our initial business combination, in which case, we may issue additional securities or incur debt in connection with such business combination. Additionally, following the Merger with HUGHES Telematics or an alternate business combination, if our cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of December 31, 2008, we had withdrawn $1,759,357 of the interest and dividends earned on the funds held in our trust account. Pursuant to the terms of our trust agreement governing our trust account, we are entitled to use up to $1,800,000 of the earnings for working capital (other than for our tax obligations); provided, however, that the aggregate amount of all such distributions of working capital and income shall not exceed the total earnings. Up to $800,000 (excluding amounts required to cover any tax obligations owned by Polaris) is still to be remitted, for working capital purposes, to our operating account which had a balance of $5,056 as of December 31, 2008. Once the $800,000 is distributed, only distributions to pay tax liabilities will be allowed.

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

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standards (“FAS”) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Our financial statements and the notes to our financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

a.	it requires assumptions to be made that were uncertain at the time the estimate was made; and

b.	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company’s results of operations or financial condition.

The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of the financial statements. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Audit Committee. The following critical accounting policies are not intended to be a comprehensive list of all of the Company’s accounting policies or estimates.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Deferred income taxes reflect the net tax effects of operating losses and other temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Statement of Financial Accounting Standards No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 for the fiscal year beginning January 1, 2008, except for the nonfinancial assets and nonfinancial liabilities for which delayed application is permitted until our fiscal year beginning January 1, 2009. The adoption of the remaining provisions of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB No. 115 (“SFAS 159”). SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The adoption of SFAS 159 did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will have an impact on the Company for any acquisitions consummated on or after January 1, 2009.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 160 may have a material impact on the Company with respect to any acquisitions consummated on or after January 1, 2009.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of December 31, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering and consummating a business combination. We had neither engaged in any operations nor generated any revenue.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. As of December 31, 2008, there was approximately $150 million restricted capital in the trust account. All $150 million must be invested in by the trustee in either (i) United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or fewer or (ii) money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears under Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Change in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CORPORATE GOVERNANCE

Name	Age	Position
Marc V. Byron	45	Chairman of the Board and Chief Executive Officer
Lowell D. Kraff	47	President and Director
David F. Palmer	46	Vice President
Jerry Stone	50	Vice President
Brian B. Boorstein	48	Director
Stuart I. Oran	58	Director
David L. Moore	50	Director

Marc V. Byron has served as our chairman of the board and chief executive officer since our inception. Mr. Byron cofounded Trivergance, LLC, a middle market merchant banking and investment firm, in June 2006, and has served as a Managing Member since its formation. Trivergance acted as a strategic and financial advisor in the $750 million transaction in which Sunterra Corporation went private. Since May 2003, Mr. Byron has also served as chairman of MG, LLC, d/b/a Tranzact, a marketing services firm that helps companies acquire customers and manage complex transactions by combining expertise in developing customer acquisition strategies with experience in applying technology. He has also served as an advisor to Apollo Management on large marketing and media related transactions, including the acquisition of Affinion, the Marketing Services Division of Cendant Corporation, in October 2005 and the acquisition of SourceCorp. Inc. in July 2006, a consultant and partner to Halyard Capital on midsize media and marketing transactions, and an investor in and advisor to Sonostar Capital related to smaller media and marketing transactions. In 1997, Mr. Byron founded Paradigm Direct and served as its chief executive officer until its sale to Mosaic Group, Inc., a Canadian marketing services firm. After the sale, Paradigm Direct changed its name to Mosaic Performance Solutions North America and Mr. Byron served as its chief executive officer until December 2001. From January 2002 to June 2003, Mr. Byron served as chief executive officer for Mosaic Group, Inc. At the time Mr. Byron became chief executive officer of Mosaic Group, Mosaic Group was highly leveraged and was ultimately required to file for restructuring under the Companies’ Creditors Arrangement Act, or CCAA, in Canada in December 2002. From 1992 to 1996, Mr. Byron served as president of National Market Share Inc., an outbound telemarketing firm. Mr. Byron’s experience includes marketing consultation at the senior-most levels in corporate America, creation and execution of nationwide direct marketing efforts on behalf of Fortune 100 companies, as well as the effective management of rapid corporate growth. He has strategic and tactical experience in brand extensions, data aggregation, direct marketing, packaging and promotion, telecommunications and many other consumer-focused marketing services businesses. Mr. Byron received a B.A. from Emory University.

Lowell D. Kraff has served as our president and a member of our board of directors since our inception. Mr. Kraff has spent his career in the private equity, merchant banking and investment banking fields. He has been a principal equity investor for over 13 years participating in leveraged buyouts, growth equity, and early stage venture capital transactions. Mr. Kraff co-founded Trivergance, LLC in June 2006, and has served as a managing member since its formation. Trivergance acted as a strategic and financial advisor in the $750 million transaction in which Sunterra Corporation went private. From July 2001 to June 2006, Mr. Kraff was a founding principal of Connecting Capital & Partners, LLC, a merchant banking company organized to make principal investments in alternative assets and provide limited strategic investment banking advice. During that time period, Connecting Capital & Partners participated in and provided strategic investment banking advice for transactions aggregating approximately $2.5 billion, including the acquisition of Creekstone Farms Premium Beef by an affiliate of Sun Capital Partners in March 2005, the acquisition of Affinion, the Marketing Services Division of Cendant Corporation by an affiliate of Apollo Management, L.P. in October 2005 and the acquisition of SourceCorp Inc. by an affiliate of Apollo Management, L.P. in July 2006. From June 1996 to July 2001, Mr. Kraff was founding principal of Vision Capital Partners, an early stage venture capital/private equity business. At Vision Capital, Mr. Kraff and his partners sourced proprietary deals and invested in several early stage and growth capital opportunities. He currently is a member of the Board of Directors of Smart Pack Solutions, LLC, an internet-based retail sales firm. Mr. Kraff received a B.S. from The Wharton School, University of Pennsylvania and an M.B.A. from the University of Chicago.

David F. Palmer has served as our vice president since our inception. Mr. Palmer has served as a managing director at Trivergance since its formation in June 2006. Mr. Palmer has also been a member of the board of directors and executive vice-president of finance of Sunterra Corporation, one of the largest global vacation ownership companies with 99 resorts in 13 countries, since April 2007. From September 2002 to December 2006, he served as a partner of Onyx Capital Ventures, LLC, a private equity firm that specializes in investing in minority business enterprises. From 1996 to 2002, he was a principal of Vision Capital Partners, LLC, and was a founder of Velocity Capital, LLC, both merchant banking partnerships focused on early stage venture capital and private equity investments. From 1989 to 1999, Mr. Palmer served as vice president of corporate development for Farley Industries, Inc., a diversified holding company with interests in the automotive, industrial and apparel industries. He recently completed his service as Chairman of the board of directors of CiDRA Corporation. Mr. Palmer received an A.B. in physical chemistry from Hamilton College and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University.

Jerry Stone has served as our vice-president since our inception. Mr. Stone is a highly seasoned senior operating executive with a deep and diverse 25-year background in advertising, direct marketing and business operations. Since its inception in June 2006, Mr. Stone has also served as a managing director of Trivergance. From June 1998 to April 2002, Mr. Stone served as chief information officer and president of Intergies, the Internet Division of Paradigm Direct. He also oversaw the design and implementation of the entire IT infrastructure, including all marketing, sales and fulfillment tracking. From May 2002 to November 2003, Mr. Stone served as managing director of Mosaic Group UK where he was involved in the roll-up of 5 separate marketing entities with over 1,200 employees. From 1985 to 1991, Mr. Stone was partner and creative director of Christopher Stone Advertising, SFS Advertising and Downey Stone, advertising agencies that Mr. Stone formed.

Brian B. Boorstein has served as a member of our board of directors since our inception. Since May 2005, Mr. Boorstein has served as the managing partner of Granite Creek Partners, L.L.C. (formerly Gordian Investment Partners, LLC), a private equity investment fund that Mr. Boorstein co-founded that makes equity and debt investments in middle-market companies. From June 2003 to May 2005, Mr. Boorstein served as a principal of Montana Street Holdings, L.L.C., a private holding company formed to invest in leveraged buyouts and growth equity investments in industrial and business services companies and to actively participate in the operations of such investments. From July 2001 to June 2003, Mr. Boorstein served as managing member of Connecting Capital & Partners, L.L.C., a merchant banking company organized to make principal investments in alternative assets and provide limited strategic investment banking advice. In January 1995, Mr. Boorstein founded Dakota Capital Partners, L.L.C., a private equity firm focused on leveraged buyouts and growth equity investments in the industrial and business service industries, and acted as its principal until July 2001. From 1988 to 1995, Mr. Boorstein served as a principal of Heller Equity Capital Corporation, a subsidiary of Heller Financial, Inc. As a founding member of this Small Business Investment Company, he was responsible for overseeing the entire portfolio of investments. Prior to this, he was an investment banking associate with Merrill Lynch Capital Markets from 1987 to 1988, an associate with Golder, Thoma & Cressey from 1986 to 1987 and a consultant with Arthur Andersen & Co. from 1982 to 1985. Mr. Boorstein received a B.S. from Stanford University and a M.B.A. from the Graduate School of Business of the University of Chicago.

Stuart I. Oran has been a member of our board of directors since our inception. Since April 2002, Mr. Oran has been the founder and managing member of Roxbury Capital Group LLC, a merchant banking firm engaged in advisory and private equity investment activities relating to acquisitions, capital formation, corporate restructurings and oversight of portfolio companies. In addition, Mr. Oran has served as an operating advisor to Pegasus Investors, a consultant to Perry Capital, a member of the Board of Advisors of Oaktree Capital Principal Opportunities Funds, and an advisor to and director of Spirit Airlines. From July 1994 to March 2002, Mr. Oran held a number of senior executive positions at UAL Corporation and its operating subsidiary, United Airlines, including executive vice-president—corporate affairs, senior vice president—international (responsibility for all of United’s business and operations outside the United States and Canada), and president and chief executive officer of Avolar, a UAL-owned brand and service driven “ultra-luxury” business aviation business, for which he led the conceptualization, development and operation. On December 9, 2002, UAL Corporation and its subsidiaries, including United Airlines, filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Prior to joining UAL and United, Mr. Oran was a corporate partner at the law firm of Paul, Weiss, Rifkind, Wharton and Garrison LLP from 1974 to 1994, where he specialized in private equity transactions. From 2006 until 2008, Mr. Oran was a member of the board of directors of Wendy’s International, Inc. (NYSE:WEN), the fast-food chain operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Mr. Oran received a B.S. from Cornell University and a J.D. from the University of Chicago Law School.

David L. Moore has been a member of our board of directors since our inception. Mr. Moore is an experienced senior operating executive and transactional entrepreneur with a strong background in direct marketing and service businesses. He has been the chairman of Moore Holdings, LLC, a holding company he founded which owns six businesses and has over 200 employees, since January 2005. He has also been chairman of Garden State Brickface, one of the largest remodeling firms in the United States, since 1992. From June 2005 to November 2006 he served as chief executive officer of Register.com (NASDAQ: RCOM), a business services company with 500 employees and one million small business customers. From 1997 to June 2005, he was also chairman of Sonostar Ventures, LLC, a private equity/venture capital firm he co-founded. From November 2001 to January 2004, he was on the board of Marquis Jet, Inc., serving as its vice-chairman during 2003 and 2004. He is the president of the City Parks Foundation (managing programs for 600,000 New Yorkers in over 700 parks throughout New York City), and serves on the boards of Young Presidents’ Organization, Central Synagogue and the Eldridge Street Project. He is also the co-chair of Amherst College’s Annual Fund. Mr. Moore received a B.A. in Economics, magna cum laude, from Amherst College and an MBA from Harvard University.

Number and Terms of Office of Directors

Our board has five directors and is currently divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of David L. Moore, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Stuart I. Oran and Brian B. Boorstein, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Marc V. Byron and Lowell D. Kraff, will expire at the third annual meeting. Upon consummation of a business combination, this classified board feature will terminate and we will then have only one class of directors, with each director elected annually.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on the reports received by us and on the written representations of the reporting persons, we believe that no director, executive officer or greater than 10% shareholder failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

Independence of Directors

As we are listed on the NYSE Amex, we adhere to the rules of NYSE Amex in determining whether a director is independent. Our board of directors also consults with our counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NYSE Amex standards define an “independent director” generally as a person other than an executive officer or employee of the company. No director qualifies as independent unless the issuer’s board of directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Committees

Audit Committee

Polaris has established an audit committee of the board of directors, consisting of Messrs. Moore, Boorstein and Oran. Mr. Moore serves as the chairman of our audit committee. The independent directors we appointed to our audit committee are independent members of our board of directors, as defined by Rule 10A-3 of the Exchange Act and the listing standards of the NYSE Amex. The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports that raise material issues regarding our financial statements or accounting policies.

The audit committee will at all times be composed exclusively of “independent directors” who, as required by the NYSE Amex, are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. The board of directors has determined that Mr. Moore satisfies this requirement.

Nominating Committee

Polaris has established a nominating committee of the board of directors, consisting of Messrs. Boorstein and Moore. Each of Messrs. Boorstein and Moore is an independent director as defined by the listing standards of the NYSE Amex. Mr. Boorstein serves as the chairman of our nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others. Our nominating committee did not meet in fiscal 2008.

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as, financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons. We currently do not have a formal means by which stockholders can nominate a director for election. Stockholders may communicate nominee suggestions directly to any of the board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominees must also provide a statement of consent to being considered for nomination.

Compensation Committee

Polaris does not currently have a compensation committee. The board of directors does not believe that any marked efficiencies or enhancements would presently be achieved by the creation of a separate compensation committee because it does not pay any of its executive officers a regular salary. The duties and responsibilities typically delegated to a compensation committee are included in the responsibilities of the entire board of directors.

Code of Ethics and Committee Charters

Polaris has approved a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics and our board committee charters as exhibits to the registration statement in connection with our initial public offering. You may review these documents by accessing Polaris’ public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to Polaris in writing at 2200 Fletcher Avenue, 4th Floor, Fort Lee, New Jersey 07024 or by telephone at (201) 242-3500.

ITEM 11.	EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. Commencing on January 1, 2008 and through the acquisition of a target business or our liquidation, we will pay Trivergance, an affiliate of Messrs. Byron, Kraff, Palmer and Stone, our principal executive officers, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide compensation in lieu of a salary. Other than the $7,500 per month administrative fee, no compensation of any kind, including finders’, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Compensation Committee Interlocks and Insider Participation

None.

Compensation Discussion and Analysis

We have not included a compensation discussion and analysis because members of our management team have not received any cash or other compensation for services rendered to us during the years ended December 31, 2008 and 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the beneficial ownership as of March 27, 2009 of our common stock by the following individuals or entities based on 18,750,000 shares of our common stock outstanding:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise indicated, each person or entity named in the tables is expected to have sole voting and investment power with respect to all shares of our capital stock shown as beneficially owned, subject to applicable community property laws.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock

Wellington Management Company, LLP(2)	2,697,426	14.4%
Israel Englander(3)	1,813,400	9.7%
Philip Goldstein(4)	1,354,900	7.2%
HBK Investments L.P.(5)	1,264,100	6.7%
Platinum Partners Value Arbitrage Fund LP (6)	960,843	5.1%
Loeb Arbitrage Management, LLC(7)	950,100	5.1%
Marc V. Byron(8)	999,078	5.3%
Lowell D. Kraff(9)	999,078	5.3%
David L. Moore(10)	238,531	1.3%
David F. Palmer	174,758	0.9%
Jerry Stone(11)	174,758	0.9%
Brian B. Boorstein(12)	61,565	0.3%
Stuart I. Oran(13)	43,565	0.2%
All current directors and executive officers as a group (7 individuals)	2,691,333	14.4%

(1)	Unless otherwise indicated, the business address of the individuals who are our current officers and directors is 2200 Fletcher Avenue, 4th Floor, Fort Lee, NJ 07024.

(2)
According to the Schedule 13D filed with the SEC on March 17, 2009, the business address of Wellington Management Company, LLP is 75 State Street, Boston, MA 02109. Wellington Management is an investment advisor registered under the Investment Advisors Act of 1940, as amended. Wellington Management, in such capacity, may be deemed to share beneficial ownership over the shares held by its client accounts.

(3)
Represents 1,813,400 shares of common stock held by Integrated Core Strategies (US) LLC. Millennium Management LLC is the general partner of Integrated Holding Group LP, which is the managing member of Integrated Core Strategies and consequently may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Israel A. Englander is the management member of Millennium Management LLC and may be deemed to have shared voting control and investment discretion over securities deemed to be beneficially owned by Millennium Management LLC. Does not include 3,601,525 shares of common stock issuable upon exercise of warrants held by Integrated Core Strategies that are not currently exercisable and may not become exercisable within 60 days of March 27, 2009. This information was derived from the Schedule 13G/A filed with the SEC on November 3, 2008. The business address of Israel Englander is c/o Millennium Management LLC, 666 Fifth Avenue, New York, NY 10103.

(4)
Based on information derived from the Schedule 13G filed with the SEC on February 18, 2009, the shares of common stock are held by Bulldog Investors, Philip Goldstein and Andrew Dakos. According to the Schedule 13G filed with the SEC on February 18, 2009, the business address of Philip Goldstein is Park 80 West, Plaza Two, Saddle Brook, NJ 07663.

(5)
Based upon information contained in the Schedule 13G filed with the SEC on January 30, 2009, by HBK Investments L.P. (“HBK Investments”), by HBK Services LLC, a Delaware limited liability company (“HBK Services”), by HBK Partners II L.P., a Delaware limited partnership (“HBK Partners”), by HBK Management LLC, a Delaware limited liability company (“HBK Management”), by HBK New York LLC, a Delaware limited liability company, by HBK Special Opportunity Fund I L.P., a Cayman Islands limited partnership, and by HBK Master Fund L.P., a Cayman Islands limited partnership (“HBK Master Fund”). HBK Investments has delegated discretion to vote and dispose of the securities to HBK Services. HBK Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, HBK Virginia LLC, a Delaware limited liability company, HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom, and/or HBK Hong Kong Ltd., a corporation organized under the laws of Hong Kong (collectively, the “Subadvisors”). Each of HBK Services and the Subadvisors is under common control with HBK Investments L.P. The Subadvisors expressly declared in the 13G filed with the SEC on November 25, 2008 that such filing shall not be construed as an admission that they are, for the purpose of Section 13(d) or 13(g) of the Securities Exchange Act of 1934, beneficial owners of the Securities. According to the Schedule 13G filed with the SEC on November 25, 2008, the business address of HBK Investments L.P. is 2101 Cedar Springs Road, Suite 700, Dallas, TX 75201.

(6)
This information was derived from the Schedule 13G filed with the SEC on October 30, 2008. Does not include 183,800 shares of common stock issuable upon exercise of warrants held by Platinum Partners Value Arbitrage Fund LP that are not currently exercisable and may not become exercisable within 60 days of March 27, 2009. According to the Schedule 13G filed with the SEC on October 30, 2008, the business address of Platinum Partners Value Arbitrage Fund LP is 152 West 57th Street, New York, NY 10019.

(7)
Represents shares held by Loeb Partners Corporation, Loeb Arbitrage Fund, Loeb Arbitrage Management, LLC, Loeb Offshore Fund Ltd., Loeb Marathon Fund LP, Loeb Marathon Offshore Fund, Ltd., Loeb Arbitrage B Fund LP and Loeb Offshore Fund Ltd. Share amounts listed are derived from Loeb Partners Corporation’s Schedule 13D filing with the SEC on January 14, 2009. According to the Schedule 13D filed with the SEC on January 14, 2009, the business address of Loeb Arbitrage Management, LLC is 61 Broadway, New York, NY 10006.

(8)
Represents shares held by Byron Business Ventures XX, LLC, an entity controlled by Mr. Byron. Does not include 900,000 shares of common stock issuable upon exercise of insider warrants held by Mr. Byron that are not currently exercisable and may not become exercisable within 60 days of March 27, 2009.

(9)
Represents shares held by Praesumo Partners, LLC, an entity controlled by Mr. Kraff. Does not include 900,000 shares of common stock issuable upon exercise of insider warrants held by Mr. Kraff that are not currently exercisable and may not become exercisable within 60 days of March 27, 2009.

(10)
Represents shares held by Moore Holdings, LLC, an entity controlled by Mr. Moore. Does not include 360,000 shares of common stock issuable upon exercise of insider warrants held by Mr. Moore that are not currently exercisable and may not become exercisable within 60 days of March 27, 2009.

(11)	Represents shares held by Vinco Vincere Vici Victum LLC, an entity controlled by Mr. Stone.

(12)
Represents shares held by Granite Creek Partners, L.L.C., an entity controlled by Mr. Boorstein. Does not include 108,000 shares of common stock issuable upon exercise of insider warrants held by Mr. Boorstein that are not currently exercisable and may not become exercisable within 60 days of March 27, 2009.

(13)
Represents shares held by Roxbury Capital Group LLC Incentive Savings Plan, of which Mr. Oran is sole trustee and beneficiary. Does not include 54,000 shares of common stock issuable upon exercise of insider warrants held by Mr. Oran that are not currently exercisable and may not become exercisable within 27 days of March 27, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In June 2007, we issued 4,312,500 shares of our common stock to the individuals set forth below for an aggregate of $25,000 in cash, for a purchase price of approximately $0.006 per share, as follows:

	Number of Shares	Relationship to Us
Byron Business Ventures XX, LLC (1)	1,488,700	Stockholder
Praesumo Partners, LLC (2)	1,488,700	Stockholder
Moore Holdings, LLC (3)	349,916	Stockholder
Vinco Vincere Vici Victum LLC (4)	257,175	Stockholder
David F. Palmer	257,175	Vice President
Meritage Farms LLC	194,792	Stockholder
Cloobeck Companies, LLC	119,792	Stockholder
Granite Creek Partners, L.L.C. (5)	92,500	Stockholder
Roxbury Capital Group LLC Incentive Savings Plan (6)	63,750	Stockholder

(1)	This entity is controlled by Marc V. Byron, our chairman of the board and chief executive officer.

(2)	This entity is controlled by Lowell D. Kraff, our president and a director of ours.

(3)	This entity is controlled by David L. Moore, a director of ours.

(4)	This entity is controlled by Jerry Stone, a vice president of ours.

(5)	This entity is controlled by Brian B. Boorstein, a director of ours.

(6)	Stuart I. Oran, a director of ours, is sole trustee and beneficiary of this entity.

On November 8, 2007, our board of directors authorized a stock dividend of 0.2 shares of Polaris common stock for each outstanding share of Polaris common stock, effectively lowering the purchase price to approximately $0.005 per share. Thereafter, our initial stockholders transferred an aggregate of 1,190,540 shares to Hartz Capital Investments, LLC (f/k/a Alerion Equities, LLC) and 211,617 shares to Odessa, LLC. On January 11, 2008, our initial stockholders contributed back to our capital, at no cost to us, an aggregate of 862,500 shares of common stock.

Our initial stockholders forfeited 562,500 shares of Polaris common stock to us in April 2008 in order to maintain their 20% ownership of outstanding Polaris common stock after our initial public offering because the underwriters did not exercise their over-allotment option.

Assuming that the Merger, which would modify these rights, does not occur, the holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to an agreement signed January 11, 2008. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements. Our initial stockholders, pursuant to written subscription agreements with us and Lazard Capital Markets, purchased 4.5 million insider warrants (for a total purchase price of $4.5 million) from us. These purchases took place on a private placement basis simultaneously with the consummation of our initial public offering. Graubard Miller, our counsel in connection with the initial public offering, deposited the purchase price into the trust fund simultaneously with the consummation of our initial public offering. The insider warrants are identical to the warrants underlying the units offered by us in our initial public offering except that if we call the warrants for redemption, the insider warrants will be exercisable on a cashless basis so long as such warrants are held by the purchasers or their affiliates. If the holders take advantage of this option, they would pay the exercise price by surrendering their insider warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the insider warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of warrants.

The purchasers have agreed that the insider warrants will not be sold or transferred by them until 45 days after we have completed a business combination. Accordingly, the insider warrants will be placed in escrow and will not be released until 45 days after the completion of a business combination.

Assuming that the Merger, which would modify these rights, does not occur, the holders of the majority of these insider warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be signed on January 11, 2008. The holders of the majority of these securities may elect to exercise these registration rights at any time after we consummate a business combination. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements. Trivergance, an affiliate of Messrs. Byron, Kraff, Palmer and Stone, has agreed that, until the earlier of (i) when we consummate the acquisition of a target business and (ii) our liquidation, it will make available to us a small amount of office space, and certain office and secretarial services, as we may require from time to time. We have agreed to pay Trivergance $7,500 per month for these services. Messrs. Byron, Kraff, Palmer and Stone are the partner, partner, managing director and managing director of Trivergance and, as a result, will benefit from the transaction to the extent of their interest in Trivergance. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Byron, Kraff, Palmer or Stone compensation in lieu of a salary. Based on rents and fees for similar services in the New Jersey metropolitan area, we believe that the fee charged by Trivergance is at least as favorable as we could have obtained from an unaffiliated person.

We issued an aggregate $100,000 unsecured promissory note to Trivergance on July 12, 2007. The note was non-interest bearing and was payable on the earlier of the consummation of our initial public offering or July 12, 2008. The note was repaid from the net proceeds of our initial public offering.

Trivergance advanced $12,911 to us. No formal repayment arrangement was in place and no interest was due on the advance. The advance was repaid.

Pursuant to letter agreements that the initial stockholders have entered into with us and the underwriters, the initial stockholders have waived their right to receive distributions with respect to their initial shares upon our liquidation.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf, such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $7,500 per-month administrative fee and any reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders’ fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our common stock prior to our initial public offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our disinterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Certain of our officers and directors also have had interests in HUGHES Telematics transaction as described below.

Granite Creek Partners, L.L.C., an entity affiliated with Brian B. Boorstein, one of our directors, purchased from HUGHES Telematics on July 8, 2008, for aggregate consideration of $5.0 million, senior secured term indebtedness issued under HUGHES Telematics’ credit facility with a principal amount of $5.0 million and a warrant to purchase 6,611 shares of HUGHES Telematics common stock at an exercise price of $0.01 per share. As of July 8, 2008, HUGHES Telematics had outstanding senior secured term indebtedness under the credit facility with an aggregate principal balance of $55.0 million. The proceeds from the issuance of senior secured term indebtedness have been used for HUGHES Telematics’ general corporate purposes and to pay fees and expenses related to the issuance of the term indebtedness. The term indebtedness is guaranteed by all of HUGHES Telematics’ existing and future domestic subsidiaries and is secured by all of its tangible and intangible assets. While the credit facility bears interest at a variable rate equal to 11% plus the greater of the LIBOR or 3%, as Granite Creek Partners, L.L.C. is a Small Business Investment Company under the U.S. Small Business Administration, the parties agreed to fix the interest rate for the $5.0 million note held by Granite Creek Partners, L.L.C. at 14% for the term of the credit facility in order to comply with U.S. Small Business Administration rules. HUGHES Telematics may elect to pay the interest accrued on the senior secured term indebtedness until March 31, 2010 in kind (i.e., with such accrued interest being added to the outstanding principal balance of the term indebtedness). After March 31, 2010 and until the March 31, 2013 maturity date of the senior secured term indebtedness, the accrued interest will be paid in cash in arrears. HUGHES Telematics may voluntarily prepay amounts outstanding under the credit facility any time after March 31, 2010 at a redemption price starting at 103% of the outstanding principal amount of the term indebtedness and declining to par after March 31, 2012.

The warrants issued to Granite Creek Partners, L.L.C. in connection with the purchase of the term indebtedness are exercisable upon the earlier to occur of (i) the repayment of the term indebtedness, (ii) a change of control as defined in the warrant agreement, (iii) a transaction or event causing or allowing the holders to sell the shares of common stock issuable upon exercise of the warrants pursuant to the co-sale agreement, dated March 31, 2008, as amended, by and among HUGHES Telematics, affiliates of Apollo Management, L.P. and the holders of the warrants. If not exercised prior to the earlier of (i) the date on which HUGHES Telematics becomes subject to the requirement to file reports under Section 13(a) or Section 15(d) of the Exchange Act or (ii) March 31, 2013, the warrants will be automatically exercised on such date with no action required on the part of the holders (except the payment of the aggregate exercise price). In the event that the term indebtedness is prepaid in full prior to March 31, 2010, the number of shares for which the warrant issued to Granite Creek Partners, L.L.C. is exercisable shall be reduced by 1,240 shares.

Trivergance Business Resources (“TBR”), an affiliate of our initial stockholders, entered into a Services Agreement & Statement of Work with HUGHES Telematics on September 26, 2008. Pursuant to this agreement, TBR began providing a marketing assessment and other research for HUGHES Telematics to aid in creating a world-class marketing and retention platform. HUGHES Telematics paid TBR a fee of $150,000 and reimbursed TBR for travel and certain other expenses incurred in connection with the engagement. Additionally, TBR entered into a letter agreement with HUGHES Telematics on November 4, 2008 to provide additional marketing services. Under the terms of the letter agreement, TBR agreed to provide the services in exchange for a $125,000 monthly draw against a per subscriber fee payable on certain subscribers acquired beginning in November 2008 and continuing through December 2010. A portion of the monthly draw will be deferred until a HUGHES Telematics financing event.

HUGHES Telematics entered into an engagement letter agreement with Trivergance, pursuant to which Trivergance was engaged as a consultant, financial advisor, and marketing agent to HUGHES Telematics in connection with a sale of equity of HUGHES Telematics. Trivergance is an affiliate of Marc V. Byron, our chairman of the board and chief executive officer, Lowell D. Kraff, our president and a director, David Palmer and Jerry Stone, each a vice president of ours, and David Moore, our director. In connection with the sale of the Series B preferred stock, Trivergance received from HUGHES Telematics compensation of approximately $1.3 million in cash and warrants to purchase 5,153 shares of HUGHES Telematics common stock at an exercise price of $10.19 per share of HUGHES Telematics common stock (the equivalent of approximately $0.167 per share of Polaris common stock based on the anticipated exchange ratio and assuming the earn-out is achieved). These warrants will be exercised automatically immediately prior to the Merger. Based on the anticipated exchange ratio, the holders of these warrants will receive an aggregate of approximately 314,117 shares of Polaris common stock in the Merger for an aggregate exercise price of $52,509. All of such shares will be subject to the same lock-up provision as shares of Polaris common stock held by the Founders. The engagement letter between Trivergance and HUGHES Telematics specifies that the directors of Polaris who are affiliated with Trivergance will continue to participate in Polaris’ evaluation of the Merger with HUGHES Telematics and that nothing in the letter agreement will limit, modify or otherwise restrict the exercise by such Polaris directors of their legal (including fiduciary) duties to Polaris. The disinterested members of the board of directors of Polaris evaluated the potential conflict of interest of those officers and directors affiliated with Trivergance and approved the execution of the engagement letter between Trivergance and HUGHES Telematics.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

As previously disclosed in our Current Report on Form 8-K dated February 1, 2008, certain of the partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen, LLP (M&P”). As a result, GGK resigned as auditors of the Company effective January 31, 2008 and M&P was appointed as our independent registered public accounting firm in connection with the company’s annual financial statements for the year ended December 31, 2008.

GGK had a continuing relationship with RSM McGladrey, Inc. (“RSM”), from which it leased auditing staff who were full time, permanent employees of RSM and through which its partners provided non-audit services. GGK had no full time employees and therefore, none of the audit services performed were provided by permanent full time employees of GGK. GGK managed and supervised the audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

The following table sets forth the fees billed or expected to be billed for professional services rendered by M&P, RSM and GGK for the fiscal years ended December 31, 2008 and 2007:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2008	December 31, 2007

Audit Fees - M&P	$127,771	$
Audit Fees - GGK		55,000
Audit-Related Fees
Tax Fees	7,000	1,946
All Other Fees
Total	$134,771	$56,946

Audit Fees

Audit fees for 2008 consist of fees for the audit of our 2008 year end financial statements included in reports on form 10-K, for the reviews of the interim quarterly financial statements included in our quarterly reports on Form 10-Q and services rendered in connection with our registration statements and proxy filings. Audit fees for 2007 consist of fees related to our initial public offering and related audits.

Audit-Related Fees

We did not incur audit-related fees during the periods ended December 31, 2008 and 2007.

Tax Fees

We incurred tax-related fees from RSM for the preparation of state and federal tax returns for the periods ended December 31, 2008 and 2007.

All Other Fees

We did not incur any other fees during the periods ended December 31, 2008 and 2007.

 Audit Committee Approval

The Audit Committee Charter requires Audit Committee pre-approval for all audit and permissible non-audit services provided by our independent auditors. Where feasible, the Audit Committee considers and, when appropriate, pre-approves services at regularly scheduled meetings after disclosure by management and the auditors of the nature of the proposed services, the estimated fees (when available), and their opinions that the services will not impair the auditors’ independence. The Audit Committee also may consider and pre-approve any such services in between meetings.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements

Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules

All supplemental schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLARIS ACQUISITION CORP.

March 30, 2009

/s/ Marc Byron

Marc Byron
Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number
2.1
Second Amended and Restated Agreement and Plan of Merger by and Between Polaris and HUGHES Telematics dated as of March 12, 2009 (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed March 12, 2009).

3.1	Certificate of Incorporation (incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-145759)).

3.2	Bylaws (incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-145759)).

3.3
Form of Amended and Restated Certificate of Incorporation (incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-145759)).

4.1	Specimen Unit Certificate (incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-145759)).

4.2	Specimen Common Stock Certificate (incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-145759)).

4.3	Form of Warrant Certificate (incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-145759)).

4.4
Form of Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-145759)).

31.1	Certification of Chief Executive / Chief Financial Officer Pursuant to SEC Rules 13a-14(a)/15d-14(a).*

32.1	Certification of Chief Executive Officer / Chief Financial Officer Pursuant to 18 U.S.C. §1350.*

99.1	Definitive Proxy Statement on Schedule 14A filed March (incorporated by reference the DEF 14A filed February 12, 2009).

99.2	Proxy Supplement (incorporated by reference the DEFA 14A filed March 20, 2009).

*	Filed herewith.

FINANCIAL STATEMENTS
TABLE OF CONTENTS

Page
Polaris Acquisition Corp. Financial Statements
Reports of Independent Registered Public Accounting Firms	F-2
Balance Sheet — as of December 31, 2008 and 2007	F-4
Statements of Operations — for the Year Ended December 31, 2008, the Period from June 18, 2007 (Inception) to December 31, 2007 and the Period from June 18, 2007 (Inception) to December 31, 2008	F-5
Statement of Stockholders’ Equity — for the Period from June 18, 2007 (Inception) to December 31, 2008	F-6
Statements of Cash Flows — for the Year Ended December 31, 2008, the Period from June 18, 2007 (Inception) to December 31, 2007 and the Period from June 18, 2007 (Inception) to December 31, 2008	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Polaris Acquisition Corp.

We have audited the accompanying balance sheet of Polaris Acquisition Corp. (a corporation in the development stage) as of December 31, 2008, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the amounts included in the cumulative columns in the statement of operations and cash flows for the period from June 18, 2007 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Acquisition Corp. as of December 31, 2008 and the results of its operations and its cash flows for the year then ended, and the amounts included in the cumulative columns in the statement of operations and cash flows for the period from June 18, 2007 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

New York, New York
March 19, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Polaris Acquisition Corp.

We have audited the accompanying balance sheet of Polaris Acquisition Corp. (a corporation in the development stage) as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the period from June 18, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Acquisition Corp. as of December 31, 2007 and the results of its operations and its cash flows for the period from June 18, 2007 (inception) to December 31, 2007, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming Polaris Acquisition Corp. will continue as a going concern. The Company has a net loss, working capital deficiency, and has no operations. This raises substantial doubt about the Company’s ability to continue as a going concern. As discussed in Note 2, the Company is in the process of raising capital through a Proposed Offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Golub Kessler LLP

Goldstein Golub Kessler LLP

New York, New York
January 7, 2008

POLARIS ACQUISITION CORP.
(A Corporation in the Development Stage)

BALANCE SHEET
	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash	$5,056	$12,801
Investments Held in Trust	150,796,461	—
Prepaid Expenses	64,723	—
Total Current Assets	150,866,240	12,801
Deferred Tax Asset	441,512	—
Deferred Offering Costs	—	175,802
Total Assets	$151,307,752	$188,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued Operating Expenses	$329,835	$—
Income Taxes Payable	217,046	—
Accrued Offering Costs	—	51,365
Due to Affiliate	—	12,911
Note Payable to Affiliate	—	100,000
Deferred Underwriting Fee	6,750,000	—
Total Liabilities	7,296,881	164,276
Common Stock, subject to possible conversion of 4,499,999 shares at conversion value	44,999,990	—
Commitments (Note 4)
Stockholders’ Equity
Preferred stock, $.0001 par value Authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value Authorized 55,000,000 shares; Issued and outstanding 18,750,000 shares (which includes 4,499,999 shares subject to possible conversion) and 5,175,000 shares	1,875	518
Additional Paid in Capital	98,403,826	24,482
Income/(Deficit) Accumulated During the Development Stage	605,180	(673)
Total Stockholders’ Equity	99,010,881	24,327
Total Liabilities and Stockholders’ Equity	$151,307,752	$188,603

See Notes to Financial Statements.

POLARIS ACQUISITION CORP.
(A Corporation in the Development Stage)

STATEMENT OF OPERATIONS
	Year Ended December 31, 2008	Period from June 18, 2007 (Inception) to December 31, 2007	Period from June 18, 2007 (Inception) to December 31, 2008
Formation Costs	$—	$1,062	$1,062
Trustee Fees	16,319	—	16,319
Administrative Fees	90,000	—	90,000
Professional Fees	177,519	—	177,519
Operating Costs	322,393	—	322,393
Due Diligence Costs	696,885	—	696,885
Delaware Franchise Taxes	113,430	—	113,430
Operating Expenses	(1,416,546)	(1,062)	(1,417,608)
Interest Income	2,558,161	389	2,558,550
Income (Loss) Before Provision For Income Taxes	1,141,615	(673)	1,140,942
Provision For Income Taxes	535,762	—	535,762
Net Income (Loss)	$605,853	$(673)	$605,180
Weighted average shares outstanding, basic and diluted	18,257,684	5,175,000	13,679,907
Basic and diluted net income per share	$0.03	$—	$0.04

See Notes to Financial Statements.

POLARIS ACQUISITION CORP.
(A Corporation in the Development Stage)

STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from June 18, 2007 (Inception) to December 31, 2008

				Income/(Deficit)
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Issuance of common stock to Founders on June 18, 2007 at approximately $0.005 per share	5,175,000	$518	$24,482	$—	$25,000
Net Loss	—	—	—	(673)	(673)
Balance at December 31, 2007	5,175,000	518	24,482	(673)	24,327
Contribution of shares to capital on January 11, 2008	(862,500)	(87)	87	—	—
Sale of 4,500,000 Private Placement Warrants at $1 per warrant	—	—	4,500,000	—	4,500,000
Sale of 15,000,000 units on January 17, 2008 at $10 per unit through public offering (net of underwriter’s discount and offering expenses) including 4,499,999 shares subject to possible conversion	15,000,000	1,500	138,879,191	—	138,880,691
Proceeds subject to possible conversion	—	—	(44,999,990)	—	(44,999,990)
Forfeited Founders shares on April 23, 2008	(562,500)	(56)	56	—	—
Net Income	—	—	—	605,853	605,853
Balance at December 31, 2008	18,750,000	$1,875	$98,403,826	$605,180	$99,010,881

See Notes to Financial Statements.

POLARIS ACQUISITION CORP.
(A Corporation in the Development Stage)

STATEMENT OF CASH FLOWS
	Year Ended December 31, 2008	Period from June 18, 2007 (Inception) to December 31, 2007	Period from June 18, 2007 (Inception) to December 31, 2008
Cash Flows from Operating Activities
Net Income (Loss)	$605,853	$(673)	$605,180
Adjustments to reconcile net income (loss) to net cash used in operating activities
Increase in accrued operating expenses	329,835	—	329,835
Increase in income taxes payables	217,046	—	217,046
Increase in prepaid expenses	(64,723)	—	(64,723)
Interest earned on trust	(2,555,818)	—	(2,555,818)
Increase in deferred tax asset	(441,512)	—	(441,512)
Net Cash Used in Operating Activities	(1,909,319)	(673)	(1,909,992)
Cash Flows from Investing Activities
Investments placed in trust	(150,000,000)	—	(150,000,000)
Disbursements from trust	1,759,357	—	1,759,357
Net Cash Used in Investing Activities	(148,240,643)	—	(148,240,643)
Cash Flows from Financing Activities
Proceeds from sale of units to public	150,000,000	—	150,000,000
Proceeds from private placement of warrants	4,500,000	—	4,500,000
Proceeds from sale of units to Founders	—	25,000	25,000
Proceeds from notes payable to affiliates	—	100,000	100,000
Payment of notes payable to affiliates	(100,000)	—	(100,000)
Proceeds from due to affiliates	—	12,911	12,911
Payment of due to affiliates	(12,911)	—	(12,911)
Payment of offering costs	(4,244,872)	(124,437)	(4,369,309)
Net Cash Provided by Financing Activities	150,142,217	13,474	150,155,691
Net Increase (Decrease) in Cash	(7,745)	12,801	5,056
Cash at Beginning of Period	12,801	—	—
Cash at End of Period	$5,056	$12,801	$5,056
Supplemental Disclosure of Noncash Financing Activities
Accrual of deferred offering costs	$—	$51,365	$—
Accrual of deferred underwriting fee	$6,750,000	$—	$6,750,000

See Notes to Financial Statements.

POLARIS ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies

Polaris Acquisition Corp. (the “Company”) was incorporated in Delaware on June 18, 2007 for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with an operating business.

The registration statement for the Company’s Offering (as described in Note 2) was declared effective on January 14, 2008. The Company consummated the Offering on January 17, 2008, and received gross proceeds of approximately $154,500,000, including $4,500,000 of proceeds from the private placement (the “Private Placement”) sale of 4,500,000 sponsors’ warrants to certain affiliates of the Company. The net proceeds were approximately $143,381,000.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). There is no assurance that the Company will be able to successfully effect a Business Combination. See Note 4 for the Company’s current merger plan. Upon the closing of the Offering and Private Placement, $150,000,000, including $6,750,000 of the underwriters’ discounts and commissions (as described in Note 2), is being held in a trust account (“Trust Account”) and may be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company.

The Placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospect target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements or that such agreements, if executed, will insure that no claims are filed against the Trust. Two of the Company’s affiliates have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Additionally, up to an aggregate of $1,800,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering (“Founders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

POLARIS ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies  – (continued)

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 4,499,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering. Accordingly, a portion of the net proceeds from the Offering (29.99% of the amount held in Trust Fund, including the deferred portion of the underwriters’ discount and commission) has been classified as common stock subject to possible conversion on the accompanying December 31, 2008 balance sheet.

The Company’s Certificate of Incorporation provides that the Company will continue in existence only until 24 months from the Effective Date of the Offering. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 2).

Concentration of Credit Risk

The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account.

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits, if any, will be classified as additional income taxes in the statement of operations.

POLARIS ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies  – (continued)

Income per Common Share

Income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The effect of the 15,000,000 outstanding warrants issued in connection with the Offering and the 4,500,000 outstanding warrants issued in connection with the Private Placement has not been considered in diluted income per share calculations since the warrants cannot be exercised until the later of the Company’s initial business combination or January 11, 2009.

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at December 31, 2008.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS 133”), which establishes accounting and reporting standards of derivative instruments.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.

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

POLARIS ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies  – (continued)

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which is our first quarter of 2009. Any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning January 1, 2009. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 2. Initial Public Offering

On January 17, 2008 the Company sold 15,000,000 units (“Units”) in the Offering at a price of $10 per Unit. Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.00 commencing at the later of the completion of a Business Combination and January 11, 2009, and expiring on January 10, 2012, four years from the effective date of the Offering. The Company may redeem all of the Warrants, at a price of $.01 per Warrant upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the Company’s common stock equals or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending three business days prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering, the Company is required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants.

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

POLARIS ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 2. Initial Public Offering  – (continued)

The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”). The Underwriting Agreement requires the Company to pay 2.5% of the gross proceeds of the Offering as an underwriting discount plus an additional 4.5% of the gross proceeds of the Offering only upon consummation of a Business Combination. The Company paid an underwriting discount of 2.5% of the gross proceeds of the Offering ($3,750,000) in connection with the consummation of the Offering and has placed 4.5% of the gross proceeds of the Offering ($6,750,000) in the Trust Account. The Company did not have to pay any discount related to the Sponsors’ Warrants sold on a private basis. The underwriters have waived their right to receive payment of the 4.5% of the gross proceeds for the Offering upon the Company’s liquidation if the Company is unable to complete a Business Combination.

Pursuant to purchase agreements, certain of the Initial Stockholders have purchased from the Company, in the aggregate, 4,500,000 warrants for $4,500,000 (the Sponsors’ Warrants). The purchase and issuance of the Sponsors’ Warrants occurred simultaneously with the consummation of the Offering on a private placement basis. All of the proceeds the Company received from these purchases were placed in the Trust Account. The Sponsors’ Warrants are identical to the Warrants included in the Units being offered in the Offering except that if the Company calls the warrants for redemption, the Sponsors’ Warrants will be exercisable on a cashless basis so long as such warrants are held by the initial purchasers or their affiliates. The Sponsors’ Warrants may not be sold or transferred until 45 days after the consummation of a Business Combination. The purchase price of the Sponsors’ Warrants has been determined to be the fair value of such warrants as of the purchase date.

Note 3. Note Payable to Affiliate and Related Party Transactions

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

The Company has entered into an administrative service agreement with an affiliated company as more fully described in Note 4 below.

Trivergance Business Resources (“TBR”), an affiliate of certain of the Company’s Founders, entered into a Services Agreement & Statement of Work with HUGHES Telematics, Inc. (“HTI”) on September 26, 2008. Pursuant to this agreement, TBR began providing a marketing assessment and other research for HTI to aid in creating a marketing and retention platform. HTI has agreed to pay TBR fees of $362,500 through December 31, 2008 (toward which HTI has paid $150,000 on account), plus reasonable and customary travel expenses and certain other expenses incurred in connection with the engagement.

In connection with a $50 million private placement completed by HTI on March 12, 2009, Trivergance, LLC, an affiliate of certain of the Company’s Founders, received from HTI compensation of approximately $1.3 million in cash and warrants to purchase 5,153 shares of HTI common stock at an exercise price of $10.19.

Note 4. Commitments

Plan of Merger

On June 13, 2008, the Company entered into an Agreement and Plan of Merger pursuant to which it has agreed to merge (the “Merger”) with HUGHES Telematics, Inc. (“HTI”). The Company and HTI amended and restated that agreement on November 10, 2008 and again on March 12, 2009 (such agreement, as amended and restated, the “Merger Agreement”).

POLARIS ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 4. Commitments  – (continued)

The Merger Agreement specifies that at the closing of the Merger, all the outstanding shares of HTI common stock shall be converted into the right to receive, in the aggregate, approximately 20 million shares of Polaris common stock. In addition, holders of Polaris common stock shall be entitled to receive an aggregate of approximately 59 million “earnout” shares of Polaris common stock, in three tranches, which will be issued into escrow at the closing of the Merger and released to HTI shareholders upon the achievement of certain share price targets over the five-year period following closing. Outstanding options exercisable for shares of HTI common stock will roll over in the Merger to become options exercisable for shares of Polaris common stock. In connection with the Merger Agreement the company will amend and restate its certificate of incorporation to increase the number of authorized shares of common stock to 155,000,000 and the number of authorized shares of preferred stock to 10,000,000.

The Merger Agreement also requires that the Founders deposit 1.25 million shares of their Polaris common stock into an escrow, to be released upon the achievement of the first stock price target between the first and fifth anniversaries of closing.

The number of shares of Polaris common stock received by HTI shareholders at the closing is subject to increase for a cash shortfall in the trust account of Polaris below an agreed upon amount.

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

Other Commitments

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to an affiliated company. Services will commence on the effective date of the offering and will terminate upon the earlier of (i) the completion of the Business Combination, or (ii) the Company’s liquidation. The Company has incurred $90,000 related to this agreement which is included in Administrative Fees.

Pursuant to letter agreements which the Founders have entered into with the Company and the underwriters, the Founders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Company currently expects to pay legal fees in the range of $2,250,000 upon the successful completion of the Merger. In the event the Merger is not consummated, the Company expects to pay a substantially lower amount.

Note 5. Preferred Stock

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

Note 6. Common Stock

On June 18, 2007, 4,312,500 shares of common stock were issued to nine (9) stockholders (initial stockholders). Such shares were purchased at an average purchase price of approximately $0.006 per share. Effective November 8, 2007, the Company’s Board of Directors authorized a stock dividend of 0.2 share of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect this transaction. In January, 2008, the initial stockholders contributed an aggregate of 862,500 shares back to capital. The over-allotment option was not exercised and the initial stockholders forfeited 562,500 shares on April 23, 2008 to maintain a 20% ownership of the common shares after the offering.

POLARIS ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
Note 7. Income Taxes

The provision for income taxes for the year ended December 31, 2008 consists of the following:
Current:
Federal	$757,248
State	220,026
Total Current	977,274

Deferred:
Federal	(441,512)
State	—
Total Deferred	(441,512)
$535,762

As of December 31, 2008, the tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

Expense deferred for income tax purposes	$520,236
Valuation allowance	(78,724)
$441,512

The Company has recorded a valuation allowance against the state deferred tax asset since it cannot determine realizability for tax purposes and therefore cannot conclude that the deferred tax asset is more likely than not recoverable at this time.

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations for the year ended December 31, 2008 is as follows:

Statutory U.S. federal rate	34.00%
State income taxes, net of federal effect	5.96%
Valuation allowance	6.97%
Effective Tax Rate	46.93%

The Company paid $760,228 in cash payments related to income taxes during the year ended December 31, 2008.

Note 8. Fair Value of Financial Instruments

Effective January 1, 2008 the Company adopted Statement No. 157, Fair Value Measurements. Statement No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. Statement No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

POLARIS ACQUISITION CORP.
(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 8. Fair Value of Financial Instruments  – (continued)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to Statement No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	Total	Level 1	Level 2	Level 3
Investments Held in Trust	$150,796,461	$150,796,461	$—	$—
Total Assets Held in Trust	$150,796,461	$150,796,461	$—	$—

The Company’s investments held in trust include money market securities that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and therefore are classified as level 1 within the fair value hierarchy.