Form 10-Q
period 2009-03-31
HUGHES Telematics, Inc.
filed 2009-05-15
CIK 1410240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-33860

HUGHES Telematics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0443717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

41 Perimeter Center East, Suite 400 Atlanta, Georgia	30346
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 391-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 12, 2009, 84,259,426 shares of the registrant’s common stock were outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HUGHES TELEMATICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$141,556	$17,837
Restricted cash	—	5,333
Accounts receivable, net	4,402	5,697
Inventories	2,266	2,014
Prepaid expenses	567	967
Deferred income taxes	87	116
Other current assets	439	974

Total current assets	149,317	32,938
Restricted cash	3,750	3,750
Property and equipment, net	24,603	21,341
Capitalized software	21,155	16,749
Intangible assets, net	15,566	16,419
Goodwill	5,169	5,169
Debt issuance costs	5,766	6,086
Other assets	10,647	6,530

Total assets	$235,973	$108,982

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$11,991	$16,158
Accrued liabilities	9,539	6,237
Deferred revenue	381	480
Stock repurchase obligation	74,356	—
Current portion of capital lease obligations	1,756	1,738
Other current liabilities	326	361

Total current liabilities	98,349	24,974
Series A Redeemable Preferred Stock (Note 6)	—	62,092
Long-term debt	70,108	66,596
Capital lease obligations	5,192	5,593
Deferred income taxes	87	116
Other liabilities	528	281

Total liabilities	174,264	159,652

Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value. Authorized 10,000,000 shares, no shares issued and outstanding at March 31, 2009	—	—
Common stock, $0.0001 par value. Authorized 155,000,000 shares; issued and outstanding 91,184,812 and 22,778,792 shares at March 31, 2009 and December 31, 2008, respectively	9	2
Additional paid-in capital	410,612	42,964
Accumulated deficit	(274,556)	(93,636)
Stock repurchase obligation	(74,356)	—

Total stockholders’ equity (deficit)	61,709	(50,670)

Total liabilities and stockholders’ equity (deficit)	$235,973	$108,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Services	$5,320	$3,375
Hardware	2,229	2,600

Total revenues	7,549	5,975

Costs and expenses:
Cost of services	1,623	1,341
Cost of hardware sold	1,774	2,098
Research and development	9,048	7,145
Sales and marketing	2,344	1,639
General and administrative	7,623	3,853

Total costs and expenses	22,412	16,076

Loss from operations	(14,863)	(10,101)
Interest income	24	158
Interest expense	(3,573)	(928)
Change in fair value of derivative instruments	(62,316)	—

Loss before income taxes	(80,728)	(10,871)
Income tax benefit	55	—

Net loss	(80,673)	(10,871)
Deemed dividend on and accretion of convertible preferred stock	(56,619)	—

Net loss attributable to common stockholders	$(137,292)	$(10,871)

Basic and diluted loss per common share	$(27.88)	$(2.31)

Basic and diluted weighted average common shares outstanding	4,924,114	4,712,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(80,673)	$(10,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,898	1,296
Change in fair value of derivative instruments	62,316	—
Interest expense on Series A Redeemable Preferred Stock	496	911
Interest expense on long-term debt and capital leases	1,975	14
Amortization of debt issuance costs and discounts on long-term debt	1,102	4
Share-based compensation expense	100	130
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,295	116
Inventories	(252)	(100)
Prepaid expenses and other assets	(3,127)	(4,453)
Accounts payable and accrued and other liabilities	9,102	886
Deferred revenue	(99)	153

Net cash used in operating activities	(5,867)	(11,914)

Cash flows from investing activities:
Purchases of property and equipment	(3,915)	(286)
Increase in capitalized software	(3,766)	(1,266)
Decrease (Increase) in restricted cash	5,333	(5,000)

Net cash used in investing activities	(2,348)	(6,552)

Cash flows from financing activities:
Proceeds from merger with Polaris Acquisition Corp.	97,242	—
Proceeds from the issuance of Series B Convertible Preferred Stock	37,000	—
Payment of fees related to issuance of Series B Convertible Preferred Stock	(1,780)	—
Repayment of capital lease obligations	(528)	—
Proceeds from issuance of long-term debt	—	32,500
Payments of debt issuance costs	—	(1,520)
Redemption of Series B Redeemable Preferred Stock	—	(5,000)

Net cash provided by financing activities	131,934	25,980

Net increase in cash and cash equivalents	123,719	7,514
Cash and cash equivalents, beginning of period	17,837	22,017

Cash and cash equivalents, end of period	$141,556	$29,531

Supplemental noncash disclosure:
Issuance of Series B Convertible Preferred Stock in exchange for a trade payable	$13,000	$—
Issuance of common stock in connection with the exercise of warrants using shares of Series A Redeemable Preferred Stock	$207,218	$—
Issuance of common stock in exchange for Series A Redeemable Preferred Stock	$20,000	$—
Issuance of common stock in exchange for Series B Redeemable Preferred Stock	$109,750	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stock Repurchase Obligation	Total Stockholders’ Equity (Deficit)	Comprehensive Income
	Shares	Amount
Balance, December 31, 2008	22,778,782	$2	$42,964	$(93,636)	$—	$(50,670)
Cumulative effect of change in accounting principle (see Note 4)	—	—	(33,639)	(100,247)	—	(133,886)
Issuance of warrant to advisor in connection with the sale of the Series B Convertible Preferred Stock	—	—	2,099	—	—	2,099
Issuance of common stock and recapitalization in connection with merger with Polaris Acquisition Corp.	14,082,663	2	94,004	—	(74,356)	19,650
Issuance of common stock in connection with the exercise of warrants	6,296,473	1	37,027	—	—	37,028
Issuance of common stock in connection with the exercise of warrants using shares of Series A Redeemable Preferred Stock	33,526,894	3	207,215	—	—	207,218
Issuance of common stock in exchange for Series A Redeemable Preferred Stock	2,000,000	—	20,000	—	—	20,000
Extinguishment of Series A Redeemable Preferred Stock prior to mandatory redemption date	—	—	(12,288)	—	—	(12,288)
Issuance of common stock in exchange for Series B Convertible Preferred	12,500,000	1	109,749	—	—	109,750
Deemed dividend on and accretion of Series B Convertible Preferred Stock	—	—	(56,619)	—	—	(56,619)
Share-based compensation expense	—	—	100	—	—	100
Net loss	—	—	—	(80,673)	—	(80,673)	$(80,673)

Balance, March 31, 2009	91,184,812	$9	$410,612	$(274,556)	$(74,356)	$61,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Description of Business

HUGHES Telematics, Inc. (the “Company”) is developing an embedded, end-to-end telematics solution which is being marketed to automakers. The Company’s technology allows for two-way communications with a vehicle which supports numerous applications including safety and security services, remote vehicle diagnostics, remote emissions monitoring and other location-based services. Through its Networkfleet, Inc. (“Networkfleet”) subsidiary, the Company also provides an aftermarket wireless fleet management solution targeted to the local fleet market.

On March 31, 2009, pursuant to the terms of the Agreement and Plan of Merger dated June 13, 2008 (as amended and restated on November 10, 2008 and March 12, 2009, the “Merger Agreement”), Hughes Telematics, Inc. (“Former HTI”), a privately held company, and Polaris Acquisition Corp. (“Polaris”), a publicly held blank check company, consummated the merger (the “Merger”) whereby Former HTI merged with and into a wholly owned direct subsidiary of Polaris with Former HTI as the surviving corporation, and immediately thereafter, Former HTI merged with and into Polaris, with Polaris as the surviving corporation. In connection with the Merger, Polaris changed its name from “Polaris Acquisition Corp.” to “HUGHES Telematics, Inc.” Notwithstanding the legal form of the Merger, Former HTI was deemed the acquiring entity for accounting purposes (see Note 2). Accordingly, as used throughout these condensed consolidated financial statements, “HUGHES Telematics” or the “Company” refers to the business, operations and financial results of (i) Former HTI prior to the closing of the Merger and (ii) HUGHES Telematics, Inc. subsequent to the closing of the Merger, as the context requires.

(2)	Merger with Polaris Acquisition Corp.

On March 31, 2009, pursuant to the Merger Agreement, Former HTI and Polaris consummated the Merger. Upon closing of the Merger, the outstanding equity securities of Former HTI were exchanged for an aggregate of 77,102,149 shares of Company common stock, comprised of 19,854,018 initial shares and 57,248,131 earn-out shares. In addition, all options exercisable for Former HTI common stock issued and outstanding immediately prior to the Merger were exchanged for options exercisable for an aggregate of 2,274,935 shares of Company common stock, which includes 1,751,859 earn-out options. The earn-out shares, which were issued into escrow, will be released to the Former HTI stockholders and the earn-out options will be eligible to be exercised, according to their terms, by the optionholders, each in three tranches, upon the trading share price of the Company’s common stock reaching at least $20.00, $24.50 and $30.50 (as may be adjusted or amended in accordance with the escrow agreement) within certain measurement periods over the five-year period following the closing of the Merger. The Former HTI stockholders placed 5,782,661 shares of Company common stock, comprised of 1,489,053 initial shares and 4,293,608 earn-out shares, in escrow until June 30, 2010 to indemnify the Company for the payment of indemnification claims that may be made as a result of breaches of Former HTI’s covenants, representations and warranties in the Merger Agreement. Pursuant to the Merger Agreement, the Polaris founders agreed to deposit an aggregate of 1,250,000 shares of their Company common stock into escrow at closing with such shares being released upon the achievement of the first share price target between the first and fifth anniversary of closing. Upon consummation of the Merger, the Polaris founders also transferred an aggregate of 168,000 shares of common stock to the Company with such shares to be cancelled.

Immediately prior to the consummation of the Merger, Former HTI extinguished its outstanding shares of Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) through (i) the exercise by Communications Investors LLC (“Communications LLC”), an affiliate of Apollo Global Management LLC (“Apollo”) of outstanding warrants to purchase common stock of Former HTI using shares of Series A Preferred Stock with an aggregate face value of $55.0 million with such shares of Former HTI common stock being subsequently exchanged in connection with the Merger for 33,526,894 shares of Company common stock, comprised of 7,708,863 initial shares and 25,818,031 earn-out shares and (ii) the exchange of shares of Series A Preferred Stock with an aggregate face value of $20.0 million for shares of Former HTI common stock which were subsequently exchanged in connection with the Merger for 2,000,000 shares of Company common stock, comprised of 459,861 initial shares and 1,540,139 earn-out shares. In connection with the Merger, all outstanding shares of Former HTI Series B Convertible Preferred Stock (the “Series B Preferred Stock”) were exchanged for an aggregate of 12,500,000 shares of Company common stock, comprised of 5,000,000 initial shares and 7,500,000 earn-out shares.

In order to consummate the Merger, the Company agreed to purchase an aggregate of 7,439,978 shares of Polaris common stock from a limited number of institutional shareholders in separate and privately negotiated transactions which were executed prior to the conclusion of the special meeting in which Polaris’ shareholders voted on the Merger. In order to consummate these private purchases following the Merger, the Company used funds released from the Polaris trust account and funds received from the sale of Series B Preferred Stock. In addition, Polaris stockholders holding an aggregate of 4,499,337 shares of common stock exercised their right to convert their stock into a pro rata share of the funds held in the trust account.

In connection with the Merger, pursuant to certain letter agreements dated March 12, 2009, the Company was obligated to issue, and certain of Polaris’ financial advisors agreed to accept, an aggregate of 226,592 shares of Company common stock in lieu of cash compensation to such advisors for services rendered to Polaris. The obligation to issue such shares in lieu of cash payments was conditioned upon consummation of the Merger and other factors that were not determinable until the conclusion of the special meeting. On May 6, 2009, the Company issued such shares to the advisors.

Notwithstanding the legal form of the transaction, the Merger has been accounted for under the purchase method of accounting as a reverse acquisition, equivalent to a recapitalization, through the issuance of stock by Former HTI for the net monetary assets of Polaris. The determination of Former HTI as the accounting acquirer was made based on consideration of all quantitative and qualitative factors of the Merger, including significant consideration given to the fact that following consummation of the Merger (i) the stockholders of Former HTI control a majority of the voting power of the Company, (ii) the controlling stockholder of Former HTI prior to the Merger, together with its affiliates, controls approximately 72% of the voting power of the Company and has the right to select a majority of the members of the Company’s board of directors and (iii) the management of Former HTI continued in all executive officer and other senior management positions of the Company and, accordingly, has day-to-day authority to carry out the business plan after the Merger. Accordingly, the historical financial statements of the Company prior to March 31, 2009 are the historical financial statements of Former HTI. The consolidated financial statements of Former HTI have been retroactively restated to reflect the recapitalization of Former HTI with the 77,102,149 shares of Company common stock issued to Former HTI equity holders in connection with the Merger.

The following table presents the net assets of Polaris acquired in connection with the Merger:

March 31, 2009
(in thousands)
Cash	$97,242
Accounts payable and accrued liabilities	(3,236)

Net assets acquired	$94,006

(3)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiary Networkfleet. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 and the related notes thereto which have been included in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 6, 2009. The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. All intercompany balances and transactions have been eliminated.

During the three months ended March 31, 2009, the years ended December 31, 2008 and 2007 and for the period from January 9, 2006 to December 31, 2006, the Company incurred a net loss of approximately $80.7 million, $57.5 million, $32.3 million and $3.8 million, respectively, and used cash in operations of approximately $5.9 million, $39.1 million, $23.6 million and $2.8 million, respectively. As a result of the Company’s historical net losses and its limited capital resources, the Company’s independent registered public accounting firm’s report on the Company’s financial statements as of and for the year ended December 31, 2008 includes an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2009, the Company had unrestricted cash and cash equivalents of approximately $67.2 million (net of the $74.4 million of cash used to repurchase common stock in April 2009) and an accumulated deficit of approximately $274.6 million. Management believes that, following the issuance and sale of the Series B Preferred Stock and the consummation of the Merger and considering the repurchase of common stock following consummation of the Merger, the cash and cash equivalents on hand will allow the Company to continue operations beyond the next twelve months. There is no assurance that the Company will be successful in obtaining additional financing to fund its operations beyond such period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)	Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 by one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Those assets and liabilities measured at fair value under SFAS 157 as of March 31, 2009 and December 31, 2008 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which revised the guidance contained in SFAS No. 141, Business Combinations. Significant revisions include: (i) all transaction costs related to a business combination are to be expensed when incurred; (ii) certain contingent assets and liabilities purchased in a business combination are to be measured at fair value; (iii) contingent consideration (earn-out arrangements) paid in connection with a business combination are to be measured at fair value depending on the structure of the arrangements; and (iv) subsequent material adjustments made to the purchase price allocation will be recorded back to the acquisition date, which will cause revision of previously issued financial statements when reporting comparative period financial information in subsequent financial statements. SFAS 141(R) is effective for business combinations that are completed on or after January 1, 2009. As of December 31, 2008, the Company had incurred approximately $0.9 million in transaction costs related to the Merger which are included in other current assets in the accompanying condensed consolidated balance sheets. Upon adoption of SFAS 141(R), the Company expensed such transaction costs which are included in general and administrative expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2009.

In June 2008, the EITF issued Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”), which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock. Under EITF 07-5, a company first evaluates any contingent exercise provisions based on the guidance that was originally issued in EITF Issue No. 01-6, and second, evaluates the instruments’ settlement provisions. EITF 07-5 is effective for fiscal periods beginning after December 15, 2008. Based on an evaluation of EITF 07-5, the Company determined that the warrants issued in connection with the issuance of the Series A Preferred Stock and the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which, in accordance with EITF 07-5, indicated that the warrants were not indexed to HUGHES Telematics stock. Accordingly, upon the adoption of EITF 07-5, the Company reclassified the $133.9 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009. The Company also determined that the automatic exchange feature of the Series B Preferred Stock pursuant to which the Series B Preferred Stock would be directly exchanged for shares of Polaris common stock in connection with the Merger should be considered a separate derivative instrument as, pursuant to guidance provided in EITF 07-5, the exchange provision was not considered indexed to HUGHES Telematics stock but rather indexed to Polaris stock. The Company recognized a charge of approximately $62.3 million in the three months ended March 31, 2009 related to the increase in fair market value of these instruments during such period. As the warrants were exercised and the Series B Preferred Stock was extinguished in connection with the Merger, the Company will not record additional charges in future periods related to these instruments.

(5)	Long-Term Debt

The components of long-term debt were as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Senior secured term indebtedness	$56,320	$53,572
Senior subordinated unsecured promissory note	13,788	13,024

Total long-term debt	$70,108	$66,596

Senior Secured Term Indebtedness

On March 31, 2008, HUGHES Telematics entered into a credit agreement (as amended and restated, the “Credit Agreement”) pursuant to which it issued in multiple tranches during the year ended December 31, 2008 for aggregate consideration of $60.0 million, senior secured term indebtedness due March 31, 2013 with an original principal amount of $60.0 million and warrants to purchase the equivalent of 4,801,112 shares of Company common stock, comprised of 1,103,922 initial shares and 3,697,190 earn-out shares, at an equivalent exercise price of less than $0.01 per share. HUGHES Telematics deposited 25% of the gross proceeds into an escrow account which was released to HUGHES Telematics on a pro rata basis as it raised additional debt and equity capital. If a balance remained in the escrow account on March 31, 2009, HUGHES Telematics would have been required to make an offer to prepay outstanding term indebtedness with an aggregate principal amount equal to such remaining balance. As of December 31, 2008, the escrow account had a balance of approximately $5.3 million. On March 12, 2009, as a result of the issuance and sale of the Series B Preferred Stock, the remaining balance was released from the escrow account.

As additional consideration for services provided by the lead arranger in connection with the issuance and syndication of the term indebtedness, HUGHES Telematics issued warrants to an affiliate of the lead arranger to purchase the equivalent of an aggregate of 1,181,244 shares of common stock, comprised of 271,604 initial shares and 909,640 earn-out shares, at an equivalent exercise price of less than $0.01 per share.

The senior secured term indebtedness is guaranteed by all of the Company’s existing and future domestic subsidiaries and is secured by all of its tangible and intangible assets. At the election of the Company, the term indebtedness bears interest at (i) the Prime Lending Rate plus 10.00% or (ii) for Eurocurrency borrowings, 11.00% plus the greater of LIBOR or 3.00%. In accordance with an agreement between the Company and one of the senior secured note holders, the interest rate on term indebtedness with an initial principal amount of $5.0 million will have an interest rate of no higher than 14.00% for the term of the debt. With respect to Eurocurrency borrowings, the Company may elect interest periods of one, two, three, or six months (or nine or twelve months if approved by each senior secured note holder), and interest is payable in arrears at the end of each interest period but, in any event, at least every three months. With respect to any interest period ending on or prior to March 31, 2010 and unless the Company elects at least three days prior to the beginning of any such interest period, the interest accrued on the term indebtedness will be paid in kind in arrears with such accrued interest being added to the outstanding principal balance of the term indebtedness. With respect to all interest periods ending after March 31, 2010, the accrued interest will be paid in cash in arrears. As of March 31, 2009 and December 31, 2008, senior secured term indebtedness with an aggregate principal amount, including the accrued interest which had been paid in kind, of approximately $67.5 million and $65.4 million, respectively, was outstanding. As of March 31, 2009, the Company had elected to convert all outstanding amounts to Prime Lending borrowings which resulted in the term indebtedness bearing an interest rate of 13.25%.

The Credit Agreement requires the Company to comply with negative covenants which include, among others, limitations on the Company’s ability to incur additional debt; create liens; pay dividends or make other distributions; make loans and investments; sell assets; redeem or repurchase capital stock or subordinated debt; engage in specified transactions with affiliates; consolidate or merge with or into, or sell substantially all of its assets to, another person; and enter into new lines of business. The Company may incur indebtedness beyond the specific limits allowed under the Credit Agreement, provided it maintains a leverage ratio of 5.0 to 1.0. In addition, the Company may incur limited indebtedness secured by junior and subordinated liens to the liens created under the Credit Agreement. Noncompliance with any of the covenants without cure or waiver would constitute an event of default. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Credit Agreement also contains other events of default (subject to specified grace periods), including defaults based on the termination of the Chrysler or Mercedes-Benz contracts, events of bankruptcy or insolvency with respect to the Company and nonpayment of principal, interest or fees when due. The Credit Agreement also requires the Company to use 25% of the net cash proceeds from certain equity issuances for the repayment of senior secured term indebtedness.

In accordance with Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, as of each issuance date, the Company ascribed value to the senior secured term indebtedness and the related warrants based on their relative fair values. As such, an aggregate of $46.9 million was allocated to the senior secured term indebtedness and an aggregate of $12.1 million was allocated to the warrants. The resulting discount from the face value of the senior secured term indebtedness resulting from the ascribed value to the warrants will be amortized as additional interest expense over the term of the senior secured term indebtedness using the effective interest rate method.

In connection with the issuance of the senior secured term indebtedness to Apollo Investment Fund V (PLASE) LP (“AIF V PLASE”), an affiliate of Apollo, on December 12, 2008, the Company recorded a deemed capital contribution of approximately $1.0 million related to the difference between (i) the fair value of the note using an estimated interest rate the Company would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the stated interest rate. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The discount from the face value of the senior secured term indebtedness resulting from the deemed capital contribution will be amortized as additional interest expense over the term of the senior secured term indebtedness using the effective interest rate method.

Based on an evaluation of EITF 07-5, the Company determined that the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which, in accordance with EITF 07-5, indicated that the warrants were not indexed to HUGHES Telematics stock and thus required the Company to account for the warrants as a derivative instrument which was marked to market with the change in fair value of the warrant being recognized as a gain or loss in the Company’s consolidated statements of operations. Specifically, the provision which indicated that the warrants were not indexed to HUGHES Telematics stock was an anti-dilution provision which allowed for a reduction in the exercise price of the warrant to the extent an affiliate of HUGHES Telematics who also held warrants received a more favorable anti-dilution adjustment than the adjustment otherwise provided for in the lender warrants. Accordingly, upon the adoption of EITF 07-5, the Company reclassified the $26.7 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009. The Company recognized a charge of approximately $10.3 million in the three months ended March 31, 2009 related to the increase in fair market value of these instruments during such period. Such charge is included in change in fair value of derivative instruments on the accompanying condensed consolidated statements of operations. As the warrants were automatically exercised in accordance with their terms upon consummation of the Merger, the Company will not record additional charges in future periods related to these warrants.

Senior Subordinated Unsecured Promissory Notes

On March 31, 2008, HUGHES Telematics issued to Communications LLC a senior subordinated unsecured promissory note with a principal amount of $12.5 million and a maturity date of October 1, 2013. The note bears interest at a rate of 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity. In connection with the issuance of the note, the Company recorded a deemed capital contribution of approximately $2.4 million related to the difference between (i) the fair value of the note using an estimated interest rate the Company would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the 15.00% stated interest rate. The discount from the face value of the note resulting from the deemed capital contribution will be amortized as additional interest expense over the term of the note using the effective interest rate method.

On December 12, 2008, HUGHES Telematics issued to AIF V PLASE an additional senior subordinated unsecured promissory note with a principal amount of $3.5 million and a maturity date of October 1, 2013. The note bears interest at 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity. In connection with the issuance of the note, the Company recorded an additional deemed capital contribution of approximately $2.4 million related to the difference between (i) the fair value of the note using an estimated interest rate the Company would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the 15.00% stated interest rate. The discount from the face value of the note resulting from the deemed capital contribution will be amortized as additional interest expense over the term of the note using the effective interest rate method.

At the time of issuance of each promissory note, the Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

(6)	Series A Redeemable Preferred Stock

In July 2006, HUGHES Telematics issued and sold to Communications LLC, for an aggregate purchase price of $40.0 million, 4,000 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 12,191,598 shares of Company common stock, comprised of 2,803,223 initial shares and 9,388,375 earn-out shares, at an equivalent exercise price of $0.82 per share. In June 2007, HUGHES Telematics issued and sold to Communications LLC, for an aggregate purchase price of $15.0 million, an additional 1,500 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 9,143,698 shares of Company common stock, comprised of 2,102,417 initial shares and 7,041,281 earn-out shares, at an equivalent exercise price of $1.64 per share. In November 2007, HUGHES Telematics issued and sold to Communications LLC, for an aggregate purchase price of $20.0 million, an additional 2,000 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 12,191,598 shares of Company common stock, comprised of 2,803,223 initial shares and 9,388,375 earn-out shares, at an equivalent exercise price of $2.46 per share. The Series A Preferred Stock was non-voting, had a liquidation preference of $10,000 per share and was senior in priority to the HUGHES Telematics common stock. As of December 31, 2008, there were 7,500 shares of Series A Preferred Stock outstanding, and the aggregate liquidation preference of the Series A Preferred Stock was $75.0 million. On October 1, 2013, the Company was to be required to redeem the Series A Preferred Stock at a redemption price equal to $10,000 per share.

As of each sale date, the Company ascribed value to the Series A Preferred Stock and the warrant based on their relative fair values. As such, an aggregate of $54.8 million was allocated to Series A Preferred Stock and an aggregate of $20.2 million was allocated to the warrants. The Series A Preferred Stock was accounted for in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), with the accretion of the book value of the Series A Preferred Stock up to the $75.0 million redemption amount being recorded as interest expense on the accompanying condensed consolidated statements of operations.

Based on an evaluation of EITF 07-5, the Company determined that the warrants issued in connection with the issuance of the Series A Preferred Stock contained provisions which, in accordance with EITF 07-5, indicated that the warrants were not indexed to HUGHES Telematics stock and thus required the Company to account for the warrants as a derivative instrument which are marked to market with the change in fair value of the warrant being recognized as a gain or loss in the Company’s consolidated statements of operations. Specifically, the provisions which indicated that the warrants were not indexed to HUGHES Telematics stock were (i) an anti-dilution provision which allowed for a reduction in the exercise price of the warrant if HUGHES Telematics either issued equity shares for a price that was lower than the exercise price of the warrant or issued new warrants or convertible instruments that had a lower exercise price and (ii) a provision which allowed for an adjustment to the anti-dilution provisions to the extent HUGHES Telematics issued new warrants or convertible instruments that contained more favorable anti-dilution provisions. Accordingly, upon the adoption of EITF 07-5, the Company reclassified the $107.2 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle of January 1, 2009. The Company recognized a charge of approximately $45.0 million in the three months ended March 31, 2009 related to the increase in fair market value of these instruments during such period. Such charge is included in change in fair value of derivative instruments on the accompanying condensed consolidated statements of operations. As the warrants were exercised in connection with the Merger, the Company will not record additional charges in future periods related to these warrants.

Immediately prior to the consummation of the Merger, the outstanding shares of Series A Preferred Stock were extinguished through (i) the exercise by Communications LLC of the warrants issued in connection with the Series A Preferred Stock using 5,500 shares of Series A Preferred Stock with an aggregate face value of $55.0 million and (ii) the exchange of 2,000 shares of Series A Preferred Stock with an aggregate face value of $20.0 million for shares of Former HTI common stock which were subsequently exchanged in connection with the Merger for 2,000,000 shares of Company common stock, comprised of 459,861 initial shares and 1,540,139 earn-out shares. In connection with the extinguishment of the Series A Preferred Stock, the Company recorded an approximately $12.3 million decrease in additional paid in capital for the difference between (i) the fair value of the shares of Company common stock issued and (ii) the carrying value of the Series A Preferred Stock and the warrants.

(7)	Series B Convertible Preferred Stock

On March 12, 2009, HUGHES Telematics issued and sold 5,000,000 shares of Series B Preferred Stock for an aggregate purchase price of $50.0 million. AIF V PLASE purchased 1,200,000 of such shares of Series B Preferred Stock for $12.0 million of cash, and HUGHES Communications, parent of HNS, purchased 1,300,000 of such shares of Series B Preferred Stock through the conversion of $13.0 million of trade accounts payable transferred from HNS. The remaining 2,500,000 shares of Series B Preferred Stock were purchased by unrelated institutional investors for $25.0 million of cash. As a result of sale of Series B Preferred Stock, the remaining approximately $5.3 million was released from the escrow account held for the benefit of the senior secured note holders. For consulting and financial advisory services provided in connection with the sale of the Series B Preferred Stock, HUGHES Telematics paid Trivergance, LLC (“Trivergance”), an affiliate of a member of the Company’s board of directors, approximately $1.3 million of cash and issued Trivergance a warrant to purchase the equivalent of 314,117 shares of common stock, comprised of 72,224 initial shares and 241,893 earn-out shares, at an equivalent exercise price of approximately $0.167 per share.

The Series B Preferred Stock had an initial liquidation preference of $10.00 per share which was to increase quarterly at a rate of 8.0% per annum and was senior in priority to each of the Series A Preferred Stock and the HUGHES Telematics common stock. The Series B Preferred Stock was convertible at any time at the option of the holder into shares of HUGHES Telematics common stock and was subject to redemption at the option of the holder at any time after October 1, 2013. Pursuant to the terms of the Series B Preferred Stock, in connection with the Merger, the Series B Preferred Stock was automatically exchanged for 12,500,000 shares of Company common stock, comprised of 5,000,000 initial shares and 7,500,000 earn-out shares.

The Company evaluated the Series B Preferred Stock to determine whether any of the features included in the Series B Preferred Stock should be treated as an embedded derivative which would be accounted for as a separate instrument under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company determined that the automatic exchange feature of the Series B Preferred Stock pursuant to which the Series B Preferred Stock would be directly exchanged for shares of Polaris common stock in connection with the Merger should be considered a separate derivative instrument as, pursuant to guidance provided in EITF 07-5, the exchange provision was not considered indexed to HUGHES Telematics stock but rather indexed to Polaris stock. Accordingly, at the time of issuance, the Company estimated the fair value of the exchange feature by using available market information and commonly accepted valuation methodologies and ascribed approximately $7.1 million of the proceeds from the issuance of the Series B Preferred Stock to the exchange feature and recorded a liability in such amount. During the three months ended March 31, 2009, the Company recognized a charge of approximately $7.0 million related to the increase in fair market value of the exchange feature during the period. Such charge is included in change in fair value of derivative instruments on the accompanying condensed consolidated statements of operations. As the Series B Preferred Stock was extinguished in connection with the Merger, the Company will not record additional charges in future periods related to this derivative instrument.

The remaining $42.9 million of proceeds from the issuance of the Series B Preferred Stock was accounted for in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, as adapted by EITF Issue No. 00-27, Application of Issue. No. 98-5 to Certain Convertible Instruments. Accordingly, a discount on the Series B Preferred Stock was recorded for the entire balance of the remaining proceeds, with that amount allocated to a beneficial conversion feature resulting from the ability of the holders of the Series B Preferred Stock to convert the shares of Series B Preferred Stock into shares of HUGHES Telematics common stock at a conversion price lower than the fair value of the HUGHES Telematics common stock at such time. As this conversion feature was immediately available to the holders of the Series B Preferred Stock, the related discount on the Series B Preferred Stock was immediately accreted and a deemed dividend of approximately $42.9 million was recorded on the date of issuance. The Company recorded an additional deemed dividend of approximately $0.1 million in the three months ended March 31, 2009 representing the accretion of the discount on the Series B Preferred Stock related to the embedded derivative and issue costs over the 4.5 year period through October 1, 2013 when the Series B Preferred Stock first became redeemable at the option of the holder. Upon consummation of the Merger and the exchange of the Series B Preferred Stock for Company common stock, the Company recorded an additional deemed dividend of approximately $13.6 million related to the difference between (i) the fair value of the Company common stock received by the holders of the Series B Preferred Stock and (ii) the carrying value of the Series B Preferred Stock, the amount allocated to the beneficial conversion feature and the embedded derivative for the automatic exchange provision. Each of these deemed dividends have been reflected in the accompanying condensed consolidated statements of operations in determining the net loss attributable to common stockholders.

(8)	Share-Based Compensation

The Company’s 2006 Stock Incentive Plan (“2006 Plan”) provides for share-based compensation awards, including incentive stock options, non-qualified stock options and share awards, to the Company’s officers, employees, non-employee directors and non-employee consultants. There are 3,047,900 shares of common stock authorized for issuance under the 2006 Plan. The 2006 Plan is administered by the Company’s Board of Directors which determines eligibility, amount, and other terms and conditions of awards. Options awarded under the 2006 Plan generally have a term of ten years and an exercise price equal to or greater than the fair value of the underlying shares of common stock on the date of grant. Generally, half of each award vests in equal parts over a period of three years of continued employment or service to the Company. The remaining half of each award vests upon the achievement of certain pre-established performance goals set by the Company’s Board of Directors. In the event an option holder’s service to the Company is terminated for either (i) other than good reason, as defined in the 2006 Plan, before the fifth anniversary of the holder’s service to the Company or (ii) cause, the Company may repurchase any stock obtained through the exercise of a stock option within 180 days of such holder’s termination date at a price equal to the lesser of the fair market value of the stock on the date of termination or the exercise price of the stock option. In the event an option holder’s service to the Company is terminated for any of (i) good reason, as defined in the 2006 Plan, (ii) other than cause or (iii) following the fifth anniversary of such holder’s service to the Company, the Company may repurchase any stock obtained through the exercise of a stock option within 180 days of such holder’s termination date at a price equal to the fair market value of the stock on the date of termination.

In March 2009, the Company adopted the 2009 Equity and Incentive Plan (the “2009 Plan”) which provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers, employees, advisors and consultants of the Company and its subsidiaries who are selected for participation in the 2009 Plan. There are 2,500,000 shares of common stock authorized for issuance under the 2009 Plan. The 2009 Plan is administered by the Compensation Committee of the Company’s Board of Directors which determines eligibility, amount, and other terms and conditions of awards. As of March 31, 2009, no awards had been granted under the 2009 Plan.

In accordance with SFAS 123(R), the Company records compensation expense for all share-based awards issued. For the three months ended March 31, 2009 and 2008, the Company recorded approximately $0.1 million and $0.1 million of compensation expense, respectively, related to stock option grants. Such compensation expense is included in research and development, sales and marketing and general and administrative expense in the accompanying consolidated statements of operations. For awards outstanding as of March 31, 2009, the Company expects to recognize approximately $1.1 million of additional expense related to stock option awards over the remaining average service period of approximately 2.6 years.

The following table reflects stock option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2008	2,302,366	$2.20
Forfeited	(27,431)	$2.47

Outstanding at March 31, 2009	2,274,935	$2.19	$14,984

Exercisable at March 31, 2009	144,047		$959

The following table provides information about stock options that are outstanding and exercisable as of March 31, 2009:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)
$1.65	767,455	$1.65	8.0	61,564	$1.65	8.0
$2.47	1,507,480	$2.47	8.7	82,483	$2.47	8.7

(9)	Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. During all periods presented, the Company had potential common shares, including shares issuable upon the exercise of outstanding stock options and warrants and shares held in escrow pending satisfaction of a contingency, which could potentially dilute basic loss per common share in the future but have been excluded from the computation of diluted loss per common share as the effect would have been anti-dilutive. As of March 31, 2009 and 2008, there were 81,762,119 and 56,035,715 potential common shares, respectively, excluded from the computation of diluted loss per common share, consisting of shares (i) issuable upon the exercise of outstanding stock options and warrants, (ii) held in escrow be released to the Former HTI stockholders upon achievement of the specified price targets and (iii) held in escrow to indemnify the Company for the payment of indemnification claims that may be made as a result of breaches of Former HTI’s covenants, representations and warranties in the Merger Agreement. For the three months ended March 31, 2009, the Company excluded the 7,439,978 shares of common stock which the Company repurchased following consummation of the Merger from the calculation of the weighted average number of common shares outstanding during such period.

(10)	Related Party Transactions

Apollo Global Management LLC

Communications LLC and AIF V PLASE are investment funds affiliated with Apollo. As of March 31, 2009, Apollo, through Communications LLC and AIF V PLASE, owned approximately 68% of the Company’s outstanding common stock. Hughes Communications, Inc. (“HCI”), also an affiliate of Apollo, owned an additional approximately 4% of the Company’s outstanding common stock.

On March 31, 2008, HUGHES Telematics issued to Communications LLC a senior subordinated unsecured promissory note with a principal amount of $12.5 million and a maturity date of October 1, 2013 (see Note 5). The note bears interest at a rate of 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity. In connection with the issuance of the note, the Company recorded a deemed capital contribution of approximately $2.4 million related to the difference between (i) the fair value of the note using an estimated interest rate the Company would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the 15.00% stated interest rate.

On December 12, 2008, HUGHES Telematics issued AIF V PLASE, for aggregate consideration of $5.0 million, additional senior secured term indebtedness with a principal amount of $5.0 million and warrants to purchase the equivalent of 402,993 shares of Company common stock, comprised of 92,660 initial shares and 310,333 earn-out shares, at an equivalent exercise price of less than $0.01 per share (see Note 5). In connection with the issuance of the note, the Company recorded a deemed capital contribution of approximately $1.0 million related to the difference between (i) the fair value of the note using an estimated interest rate the Company would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the stated interest rate.

On December 12, 2008, HUGHES Telematics issued to AIF V PLASE a senior subordinated unsecured promissory note with a principal amount of $3.5 million and a maturity date of October 1, 2013 (see Note 5). The note bears interest at a rate of 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity. In connection with the issuance of the note, the Company recorded a deemed capital contribution of approximately $2.4 million related to the difference between (i) the fair value of the note using an estimated interest rate the Company would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the 15.00% stated interest rate.

On the date of each issuance, the Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

On March 12, 2009, HUGHES Telematics issued and sold 1,200,000 shares of Series B Preferred Stock to AIF V PLASE for $12.0 million. In connection with the Merger, such shares of Series B Preferred Stock were exchanged for 3,000,000 shares of Company common stock, comprised of 1,200,000 initial shares and 1,800,000 earn-out shares.

Hughes Network Systems

In July 2006, HNS, a wholly-owned subsidiary of HCI and an affiliate of Apollo, granted a limited license to HUGHES Telematics allowing the Company to use the HUGHES trademark. The license is limited in that the Company may use the HUGHES trademark only in connection with its business of automotive telematics and only in combination with the Telematics name. As partial consideration for the license, the agreement provides that HNS will be the Company’s preferred engineering services provider. The license is royalty-free, except that the Company has agreed to commence paying a royalty to HNS in the event the Company no longer has a commercial or affiliated relationship with HNS. As contemplated by the license terms and while the definitive agreement governing the relationship was being negotiated, HNS provided engineering development services to the Company pursuant to an Authorization to Proceed. In January 2008, HUGHES Telematics and HNS executed a definitive agreement pursuant to which HNS is continuing to provide the Company with engineering development and manufacturing services. For the three months ended March 31, 2009 and 2008, HNS provided approximately $8.3 million and $6.2 million of services, respectively, to the Company. As of March 31, 2009 and December 31, 2008, the Company had an outstanding balance, not including the equipment financing discussed below, of approximately $3.6 million and $8.9 million, respectively, payable to HNS. On March 12, 2009, HCI purchased 1,300,000 shares of Series B Preferred Stock through the conversion of $13.0 million of trade accounts payable transferred to HCI from HNS (see Note 7). In connection with the Merger, such shares of Series B Preferred Stock were exchanged for 3,250,000 shares of Company common stock, comprised of 1,300,000 initial shares and 1,950,000 earn-out shares.

In June 2008, HUGHES Telematics and HNS entered into an arrangement pursuant to which HNS purchased, on behalf of the Company, certain production equipment for an aggregate amount of approximately $2.0 million. Starting in June 2009, the Company will pay HNS at a rate of $4.94 per telematics hardware device manufactured using the production equipment; provided that (i) the Company will pay HNS a minimum of $0.2 million under this arrangement by December 31, 2009 and (ii) the Company shall have paid HNS the balance of the amount owed under this arrangement plus all accrued interest by December 31, 2010. Interest will accrue on the outstanding balance at a rate of 11.00% per annum. The Company may pay the balance of the amount owed plus accrued interest in full at any time, and at the time the balance is paid in full, the Company will have the option to purchase the production test equipment from HNS for $1.00. As of March 31, 2009, the Company had an outstanding balance related to the equipment financing of approximately $2.2 million which is reflected in capital lease obligations on the accompanying condensed consolidated balance sheets.

Three members of the Company’s Board of Directors, the Chief Executive Officer and two additional directors who are affiliated with Apollo, are both members of the Board of Managers of HNS and the Board of Directors of HCI.

Trivergance

For consulting and financial advisory services provided in connection with the sale of the Series B Preferred Stock, HUGHES Telematics paid Trivergance, an affiliate of a member of the Company’s Board of Directors, approximately $1.3 million of cash and issued Trivergance a warrant to purchase the equivalent of 314,117 shares of common stock, comprised of 72,224 initial shares and 241,893 earn-out shares, at an equivalent exercise price of approximately $0.167 per share.

Trivergance Business Resources

In September 2008, the Company entered into a services agreement with Trivergance Business Resources (“TBR”), an affiliate of a member of the Company’s Board of Directors, pursuant to which TBR provided a marketing assessment and other research for the Company to aid in creating a marketing and retention platform. The Company agreed to pay TBR a fee of approximately $0.2 million, reasonable and customary travel expenses and certain other expenses incurred in connection with the engagement. Additionally, in November 2008, the Company entered into a letter agreement with TBR pursuant to which the Company has engaged TBR to provide certain marketing services in exchange for an approximately $0.1 million monthly draw against a per subscriber fee payable on certain subscribers acquired beginning in November 2008 and continuing through December 2010. For the three months ended March 31, 2009, TBR provided approximately $0.4 million of services to the Company.

(11)	Contingencies and Commitments

Contractual Payment Obligations

The Company has a long-term contract with each of two automakers pursuant to which the automakers have agreed to install telematics devices in their vehicles and permit the Company to exclusively provide telematics services to their new customers. Those contracts also require the Company to pay each automaker for certain non-recurring costs associated with the initiation of telematics services, up to an aggregate of $29.0 million between the two companies. The Company committed to pay $4.0 million of this amount on the first business day following each of January 1, 2008, January 1, 2009 and January 1, 2010. The remaining balance will be paid as the automaker incurs certain actual costs and are expected to be paid in full by December 31, 2011. In accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), amounts paid under these agreements will be capitalized and recognized as a reduction of revenue over the term of the respective agreement. As of March 31, 2009, the Company has incurred approximately $8.4 million under these agreements, which is included in other assets on the accompanying condensed consolidated balance sheets.

In April 2008, HUGHES Telematics entered into a software license agreement pursuant to which it agreed to pay the software provider, in installments and upon certain conditions, an aggregate of $5.5 million in exchange for licenses to use its software in the Company’s service offerings enabled by the factory installed hardware. In addition, the Company has the option to acquire additional licenses on terms and conditions set forth in the agreement. Pursuant to the license agreement, the software supplier also agreed not to license its software to certain automotive manufacturers, other than through the Company. As of March 31, 2009, the Company had paid the software provider an aggregate of $2.1 million for prepaid royalties for licenses. Such amount has been reflected in other noncurrent assets on the accompanying condensed consolidated balance sheets. In April 2009, the Company paid the software provider an additional $1.2 million for prepaid royalties for licenses and amended the software license agreement to revise the payment schedule such that, within three business days of the date on which the Company (i) completes a financing resulting in net proceeds in excess of $15.0 million and (ii) has no fewer than three contracts executed with automotive manufacturers for a factory installed telematics system of which at least two of such contracts expressly provide for the installation of no fewer than an aggregate of 500,000 vehicles that use the software, the Company is required to pay the software supplier the remaining $2.2 million payable under the agreement as prepaid royalties for additional licenses.

In April 2008, HUGHES Telematics entered into an amended agreement with a supplier pursuant to which the Company committed to purchase services in an aggregate amount of no less than $6.0 million in the year ended December 31, 2009, and $9.0 million in the years ended December 31, 2010, 2011 and 2012. If it becomes probable that the anticipated services to be purchased under this agreement will be below the contractual minimums, the Company will record a liability for such anticipated shortfall. As of March 31, 2009, the Company expects to meet the contractual minimums and, accordingly, has not recorded a liability for an anticipated shortfall under this agreement.

Litigation and Claims

On May 7, 2009, Networkfleet was served with a complaint in a patent infringement case titled Innovative Global Systems LLC vs. Turnpike Global Technologies L.L.C. et al. that was filed in the Eastern District of Texas. The case seeks damages from Networkfleet and five other defendants for allegedly infringing on five patents held by the plaintiffs. Networkfleet intends to vigorously defend itself in this action. Though it intends to vigorously contest the case, the Company is unable to predict the outcome, or reasonably estimate a range of possible losses, if any, given the current status of the case.

Additionally, from time to time, the Company is subject to litigation in the normal course of business. The Company is of the opinion that, based on information presently available, the resolution of any such legal matters will not have a material adverse effect on the Company’s financial position, results of operations or its cash flows.

(12)	Segment Information

The Company presents its segment information along the same lines that its chief executive officer reviews its operating results in assessing performance and allocating resources. Accordingly, the Company’s operations have been classified into two business segments: (i) HUGHES Telematics and (ii) Networkfleet. The HUGHES Telematics segment is developing the factory installed, end-to-end telematics solution which is being marketed to automakers and includes the Company’s corporate expenses. The Networkfleet segment provides an aftermarket wireless fleet management solution targeted to the local fleet market. For each period presented, all reported revenues were attributable to Networkfleet.

The following table presents certain financial information on the Company’s reportable segments:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Revenues:
HUGHES Telematics	$—	$—
Networkfleet	7,549	5,975

Total	$7,549	$5,975

(Loss) Income from operations:
HUGHES Telematics	$(15,341)	$(9,119)
Networkfleet	478	(982)

Total	$(14,863)	$(10,101)

	March 31, 2009	December 31, 2008
	(in thousands)
Total assets:
HUGHES Telematics	$214,821	$88,341
Networkfleet	21,152	20,641

Total	$235,973	$108,982

All of the Company’s assets are located within the United States. As of each of March 31, 2009 and December 31, 2008, the Company included the $5.2 million of goodwill in the total assets of the Networkfleet segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with GAAP and should each be read together with our condensed consolidated financial statements and the notes to those condensed consolidated financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “may,” “estimate,” “strive,” “intend,” “will,” “should,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, and uncertainties, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference, except as may be required by securities laws, between our actual results and those reflected in these statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. The terms “HUGHES Telematics,” “we,” “us” and “our” refer to the business, operations and financial results of (i) Former HTI prior to the closing of the Merger and (ii) HUGHES Telematics, Inc. subsequent to the closing of the Merger, as the context requires.

Overview

We are an automotive telematics services company that currently provides and is further developing a broad suite of real-time services and applications to serve drivers and owners of automobiles. These services and applications will be enabled through a state-of-the-art communications infrastructure, including a hardware component that is factory-installed in new vehicles as a result of multi-year contractual arrangements with automotive manufacturers. In certain instances, these services will be available through our systems interfacing with compatible third-party hardware already installed by the automakers. We have contracts with each of Chrysler LLC (“Chrysler”) and Mercedes-Benz USA LLC (“Mercedes-Benz”) to provide telematics service in the United States starting in the fourth quarter of 2009. In addition, we continue to market our telematics services to other automakers.

Through our wholly-owned subsidiary, Networkfleet, we currently offer remote vehicle monitoring and other data services with sales generated through a combination of distribution arrangements with large fleet management service providers, a network of resellers and direct sales. Unlike our service offerings enabled through factory-installed hardware, Networkfleet’s service offerings are enabled by an aftermarket hardware device that is sold by Networkfleet to be installed on existing vehicles. Owners and operators of a fleet of vehicles use these services to monitor driver performance for unauthorized or unsafe vehicle usage, as well as analyze data such as the current location of a vehicle, fuel consumption, mileage, emissions status and diagnostic trouble codes. From our inception through the quarter ended March 31, 2009, all of our consolidated revenues were earned through the sale of Networkfleet’s products and services. For the three months ended March 31, 2009 and 2008, Networkfleet generated revenues of approximately $7.5 million and $6.0 million, respectively.

Although Networkfleet has been our sole source of revenue to date, we expect to derive our revenue increasingly from the telematics services provided to Chrysler and Mercedes-Benz vehicles and those being marketed to other automakers. We expect a significant portion of our future revenues to be generated from service revenues from vehicles with factory-installed hardware through subscriptions for consumer service offerings, as well as from transaction or pre-paid package fees, automaker and dealer service offerings and from strategic relationships with third parties, who are expected to develop applications for our services and product offerings. Customer churn will be an important metric that we will monitor and seek to minimize as we begin delivering our consumer service offerings. We anticipate periodically reporting customer churn as our operations mature.

While recent negative trends in automobile sales in the United States market are negatively impacting the financial results of automotive manufacturers, management does not believe that the current trends will have a significant long-term negative impact on our business. Our agreements with each of Chrysler and Mercedes-Benz require each automaker to equip an increasing number of its vehicles produced for sale in the United States market with a device that enables our service offerings until nearly all such vehicles are equipped with such devices by 2013. Accordingly, while the recent declines in production are significant and will impact the size of the potential customer base for services to factory-installed devices, we believe that if such current trends are consistent with the cyclical historical nature of the automotive industry, then the trends may be expected to abate and reverse over the next several years. In any case, the contracting demand for new vehicles in the United States market creates increased competition among automakers and provides additional incentive for them to offer products and services that help differentiate their vehicles. We believe that in trying to differentiate their vehicles, automakers will expedite the adoption rates for telematics services like those that we offer. While such adoption rates are currently subject to uncertainty, we are working with our automaker partners and other third parties to enable a community of compelling content offerings and applications that will enhance the vehicle ownership experience. We are in discussions with numerous leading companies in the financial services, insurance, vehicle safety and recovery, real estate, Internet search, wireless communications, satellite broadcasting and vehicle navigation sectors to promote the availability of such content. Management believes that an increase in the range of third-party in-vehicle content offerings will have a positive impact on the adoption rate of telematics in the automobile industry, generally, and on our results of operations and financial condition, specifically.

It has been widely reported in the press that automakers, particularly U.S. automakers including Chrysler, are currently facing significant financial and structural challenges. On April 30, 2009, Chrysler filed for bankruptcy protection under Chapter 11 of the United States bankruptcy code. Press reports indicate that Chrysler and the United States government would like for a restructured Chrysler to emerge from bankruptcy in as little as 30 to 60 days. Although Chrysler has received financial assistance from the United States government, Chrysler will need additional financial assistance from the United States government in order to emerge from bankruptcy and to consummate its alliance with Fiat S.p.A. There can be no assurance that Chrysler will successfully emerge from bankruptcy or, if they do, that our contract will not be voided or terminated. The adverse effects on us, if any, of Chrysler’s bankruptcy are difficult to predict and may not be determinable for a long period. In the short-term, due to its bankruptcy filing, Chrysler has idled its manufacturing plants, so there can be no assurance that the launch of our program with Chrysler will not be delayed or that we will not otherwise be materially adversely impacted by the bankruptcy.

Our agreements with each of Chrysler and Mercedes-Benz require us to meet certain customary automotive developmental milestones and to maintain certain minimum service level standards. We still need to complete validation testing with the automakers for our factory-installed hardware device. In addition, we need to complete the development of certain of our operating systems before we can start commercial operation and generate revenues from our service offerings for vehicles with factory-installed hardware. In March 2009, HNS, the manufacturer of the hardware device, informed us that its contract manufacturer refused to continue manufacturing the hardware device. We and Chrysler believe we have resolved most of the manufacturing issues created by this refusal and have agreed to move the scheduled launch back until the fourth quarter of 2009 to allow for implementation of the new manufacturing plan and the completion of the validation testing. In the event that we are unable to execute the new manufacturing plan or complete the validation testing and other final milestones in a timely manner, the program launch would likely be delayed until the first quarter of 2010. While such delays alone would not materially impact our business plan, there can be no assurances that such a program change would not materially impact our relationship with Chrysler, and therefore our business. Chrysler has also indicated that if it has losses from the schedule change, it may seek compensation for damages. We do not believe we should or will be required to make any material payments as a result of the current schedule change. However, there can be no assurance that we and Chrysler will reach a satisfactory resolution of these matters or that any further delay would not result in material payments to Chrysler.

As partial consideration for the use of the HUGHES trademark, we agreed that HNS, a leading provider of networking systems solutions to customers for mobile satellite, telematics and wireless backhaul systems and an affiliate of our controlling stockholder, Apollo, will be our preferred engineering services provider. As such, HNS plays an integral role in our ability to meet the development milestones under the agreements with Chrysler and Mercedes-Benz. HNS has assisted us in the development of both the factory-installed hardware device and other infrastructure related to the provision of services to vehicles. While HNS will play a significant role in the manufacturing of the factory-installed hardware device through an outsourced management arrangement, HNS is not expected to play a role in the day-to-day delivery of our service offering.

Prior to the Merger, we were a private company and not required to prepare or file periodic and other reports with the SEC under the applicable U.S. federal securities laws or to comply with the requirements of U.S. federal securities laws applicable to public companies, such as Section 404 of the Sarbanes-Oxley Act. We have maintained disclosure controls and procedures and internal control over financial reporting as required under the U.S. federal securities laws with respect to our activities but were not required to establish and maintain such disclosure controls and procedures and internal controls over financial reporting as required with respect to a public company with substantial operations. Following consummation of the Merger, we will be required to implement additional corporate governance practices and to adhere to a variety of reporting requirements and accounting rules. Compliance with Sarbanes-Oxley obligations will require significant time and resources from management and will increase our legal, insurance and financial compliance costs. Because we have maintained a relatively small finance and accounting staff, we may need to hire additional employees with appropriate public company experience and technical accounting knowledge. However, we do not believe the increased obligations and costs associated with being a public company will have a material negative impact on our ability to execute our business plan.

Series B Convertible Preferred Stock

On March 12, 2009, we issued and sold 5,000,000 shares of Series B Preferred Stock for an aggregate purchase price of $50.0 million. AIF V PLASE, an affiliate of Apollo, purchased 1,200,000 shares of Series B Preferred Stock for $12.0 million of cash, and HCI, parent of HNS and an affiliate of Apollo, purchased 1,300,000 shares of Series B Preferred Stock through the conversion of $13.0 million of trade accounts payable transferred from HNS. The remaining 2,500,000 shares of Series B Preferred Stock were purchased by unrelated institutional investors for $25.0 million of cash. As a result of the sale of Series B Preferred Stock, approximately $5.3 million was released to us from an escrow account held for the benefit of its senior secured note holders. This amount constituted all funds remaining in the escrow account. For consulting and financial advisory services provided in connection with the sale of the Series B Preferred Stock, we paid Trivergance, an affiliate of Marc Byron, a member of our board of directors, approximately $1.3 million of cash and issued Trivergance a warrant to purchase the equivalent of 314,117 shares of our common stock, comprised of 72,224 initial shares and 241,893 earn-out shares, at an equivalent exercise price of $0.167 per share.

In connection with the Merger, all outstanding shares of Series B Preferred Stock were exchanged for an aggregate of 12,500,000 shares of our common stock, comprised of 5,000,000 initial shares and 7,500,000 earn-out shares.

Merger with Polaris Acquisition Corp.

On March 31, 2009, Former HTI and Polaris consummated the Merger. Upon closing of the Merger, the outstanding equity securities of Former HTI were exchanged for an aggregate of 77,102,149 shares of our common stock, comprised of 19,854,018 initial shares and 57,248,131 earn-out shares. In addition, all options exercisable for Former HTI common stock issued and outstanding immediately prior to the Merger were exchanged for options exercisable for an aggregate of 2,274,935 shares of our common stock, which includes 1,751,859 earn-out options. The earn-out shares, which were issued into escrow, will be released to the Former HTI stockholders and the earn-out options will be eligible to be exercised, according to their terms, by the optionholders, each in three tranches, upon the trading share price of our common stock reaching at least $20.00, $24.50 and $30.50 (as may be adjusted or amended in accordance with the escrow agreement) within certain measurement periods over the five-year period following the closing of the Merger. The Former HTI stockholders placed 5,782,661 shares of common stock, comprised of 1,489,053 initial shares and 4,293,608 earn-out shares, in escrow until June 30, 2010 to indemnify us for the payment of indemnification claims that may be made as a result of breaches of Former HTI’s covenants, representations and warranties in the Merger Agreement. Pursuant to the Merger Agreement, the Polaris founders agreed to deposit an aggregate of 1,250,000 shares of their common stock into escrow at closing with such shares being released upon the achievement of the first share price target between the first and fifth anniversary of closing. Upon consummation of the Merger, the Polaris founders also transferred an aggregate of 168,000 shares of common stock to us with such shares to be cancelled.

Immediately prior to the consummation of the Merger, Former HTI extinguished its outstanding shares of Series A Preferred Stock through (i) the exercise by Communications LLC of outstanding warrants to purchase Former HTI common stock using shares of Series A Preferred Stock with an aggregate face value of $55.0 million and (ii) the exchange of shares of Series A Preferred Stock with an aggregate face value of $20.0 million for shares of Former HTI common stock. In connection with the Merger, all outstanding shares of Series B Preferred Stock were exchanged for an aggregate of 12,500,000 shares of our common stock, comprised of 5,000,000 initial shares and 7,500,000 earn-out shares.

In order to consummate the Merger, we agreed to purchase an aggregate of 7,439,978 shares of our common stock from a limited number of institutional shareholders in separate and privately negotiated transactions which were executed prior to the conclusion of the special meeting in which our shareholders voted on the Merger. In order to consummate these private purchases following the Merger, we used funds released from the trust account and funds received from the sale of Series B Preferred Stock. In addition, stockholders holding an aggregate of 4,499,337 shares of common stock exercised their right to convert their stock into a pro rata share of the funds held in the trust account.

In addition, in connection with the Merger, pursuant to certain letter agreements dated March 12, 2009, we were obligated to issue, and certain of Polaris’ financial advisors agreed to accept, an aggregate of 226,592 shares of our common stock in lieu of cash compensation to such advisors for services rendered to us. The obligation to issue such shares in lieu of cash payments was conditioned upon consummation of the Merger and other factors that were not determinable until the conclusion of the special meeting. On May 6, 2009, we issued such shares to the advisors.

Notwithstanding the legal form of the transaction, the Merger has been accounted for under the purchase method of accounting as a reverse acquisition, equivalent to a recapitalization, through the issuance of stock by Former HTI for the net monetary assets of Polaris. The determination of Former HTI as the accounting acquirer was made based on consideration of all quantitative and qualitative factors of the Merger, including significant consideration given to the fact that following consummation of the Merger (i) the stockholders of Former HTI control a majority of our voting power, (ii) the controlling stockholder of Former HTI prior to the Merger, together with its affiliates, controls approximately 72% of our voting power and has the right to select a majority of the members of our board of directors and (iii) the management of Former HTI continued in all executive officer and other senior management positions and, accordingly, has day-to-day authority to carry out the business plan after the Merger. Accordingly, our historical financial statements prior to March 31, 2009 are the historical financial statements of Former HTI. The consolidated financial statements of Former HTI have been retroactively restated to reflect the recapitalization of Former HTI with the 77,102,149 shares of common stock issued to Former HTI equity holders in connection with the Merger.

Selected Segment Data

We classify our operations two principal business segments: (i) the HUGHES Telematics segment, which provides and is further developing the factory-installed, end-to-end telematics solution which is being marketed to automakers and includes the operations relating to the contracts with Chrysler and Mercedes-Benz; and (ii) the Networkfleet segment, which provides an aftermarket fleet management solution targeted to the local fleet market. All of our historical consolidated revenues have been earned through the sale of Networkfleet’s products and services. The following tables set forth revenues and operating loss by operating segments:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Revenues:
HUGHES Telematics	$—	$—
Networkfleet	7,549	5,975

Total	$7,549	$5,975

(Loss) Income from operations:
HUGHES Telematics	$(15,341)	(9,119)
Networkfleet	478	(982)

Total	$(14,863)	$(10,101)

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenues

In the three months ended March 31, 2009 and 2008, we earned all of our revenues through the sale of Networkfleet’s products and services. Hardware revenues consist principally of the sale of Networkfleet’s telematics device. Service revenues reflect the consideration received for monitoring and tracking services, which are recognized as revenue when earned. The following table sets forth information related to Networkfleet’s revenue for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Service revenues	$5,320	$3,375
Hardware revenues	2,229	2,600

Total revenues	$7,549	$5,975

Total revenues for the three months ended March 31, 2009 increased to approximately $7.5 million, a 26% increase from the approximately $6.0 million in revenue in the first three months of 2008. The primary driver of the increase was service revenues, which increased by 58% in the three months ended March 31, 2009 compared to the same period last year. Units active on the network increased to approximately 90,000 as of March 31, 2009, a 36% increase from the approximately 66,000 units active as of March 31, 2008. As Networkfleet continues to sell additional hardware, services revenue is expected to continue to increase in future periods. Hardware unit sales decreased to approximately 6,800 units in the three months ended March 31, 2009, a 7% decrease from the approximately 7,300 units sold in the three months ended March 31, 2008. This decrease in unit sales is primarily due to the weak general economic conditions which is causing Networkfleet’s customer base to postpone previously planned purchases. As the domestic economy recovers, we expect unit sales to return to, at a minimum, historical levels.

Cost of Revenues

Cost of hardware sold consists primarily of the cost of direct materials required to produce Networkfleet’s telematics device, the cost of shipping and installing devices and the amortization of certain intangibles acquired in connection with the acquisition of Networkfleet. Cost of service includes per-unit monthly charges from various wireless, mapping, and roadside assistance providers as well as internal costs such as customer care agents providing service to subscribers. The following table sets forth information related to costs of revenue for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cost of services	$1,623	$1,341
Cost of hardware sold	1,774	2,098

Total cost of revenues	$3,397	$3,439

Cost of revenues decreased slightly in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Cost of hardware sold decreased by 15% in the three months ended March 31, 2009 compared to the same period last year, due primarily to the decrease in hardware unit sales. The decrease in cost of hardware sold was partially offset by an increase in cost of services of approximately 21% due to the increased number of active units on the network in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Cost of revenues as a percentage of total revenue decreased to 45% in the three months ended March 31, 2009 compared to 58% in the three months ended March 31, 2008. The decrease in cost of revenues as a percentage of revenue is due to the increase in service revenues as a percentage of total revenues.

Service revenues earn higher gross profit margins than hardware revenues and accounted for 71% of total revenues in the three months ended March 31, 2009 compared to 57% in the same period last year. As Networkfleet expects to add additional units to the network, cost of revenues as a percentage of total revenues is expected to decline further in future periods.

Research and Development Expense

Research and development expense consists primarily of salaries and benefits for employees responsible for research and development activities, fees and expenses paid to HNS and other contracted labor and vendors who are providing services to us related to the development of our factory-installed hardware device and other infrastructure necessary for the provision of telematics services to vehicles, depreciation of property and equipment used in the development efforts and amortization of certain intangible assets acquired in connection with our acquisition of Networkfleet. Research and development expense for the three months ended March 31, 2009 increased to approximately $9.0 million from approximately $7.1 million for the three months ended March 31, 2008, an increase of approximately $1.9 million or 27%. In the three months ended March 31, 2009, we continued the development and testing of our telematics system, including the development of the second generation hardware device, which is expected to be ready for installation during 2010. The increase in research and development expense includes a $1.2 million increase in amounts expensed for work performed by HNS and other contracted labor, a $0.3 million increase in compensation and benefits as the number of employees dedicated to the development of the telematics system and the development of the applications and services that will be enabled through the additional capabilities of our second generation hardware device increased in the three months ended March 31, 2009 and a $0.3 million increase in depreciation expense resulting from equipment purchased during 2008 and the three months ended March 31, 2009. Total headcount involved in research and development activities increased to 38 as of March 31, 2009 from 27 as of March 31, 2008. During the three months ended March 31, 2009 and 2008, we capitalized $3.8 million and $1.3 million of software development costs which, once the software is ready for its intended use, will be amortized as a cost of service over the expected useful life of the software. We expect research and development expense, including capitalized software development costs, to continue increasing as we further develop our products and service offerings.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries, commissions and related benefits for employees engaged in maintaining and augmenting our automaker relationships and Networkfleet’s sales and marketing staff, trade shows, advertising and the amortization of certain intangible assets acquired in connection with the acquisition of Networkfleet. Sales and marketing expense for the three months ended March 31, 2009 increased to approximately $2.3 million from approximately $1.6 million for the three months ended March 31, 2008, an increase of approximately $0.7 million or 43%. This increase relates primarily to approximately $0.4 million of services provided in the three months ended March 31, 2009 by Trivergance Business Resources, an affiliate of a member of our board of directors, related to the development of our marketing and customer retention platform and an approximately $0.2 million increase in compensation and benefits as the number of employees dedicated to sales and marketing activities increased in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 as we continued developing our relationship with Chrysler and Mercedes-Benz, pursued relationships with additional automakers and developed our consumer marketing and branding strategy in anticipation of the launch of services enabled by factory-installed hardware in the fourth quarter of 2009. Total headcount involved in sales and marketing activities increased to 41 as of March 31, 2009 from 25 as of March 31, 2008. We expect sales and marketing expense to continue increasing as we plan to expand our marketing staff and other marketing related activities in anticipation of the launch of our service with Chrysler and Mercedes-Benz in the fourth quarter of 2009.

General and Administrative Expense

General and administrative expense consists primarily of facilities cost, finance, accounting, legal, human resources and other corporate costs, as well as the salaries and related benefits for those employees that support such functions. General and administrative expense for the three months ended March 31, 2009 increased to approximately $7.6 million from approximately $3.9 million for the three months ended March 31, 2008, an increase of approximately $3.7 million or 98%. The increase is primarily due to an approximately $2.4 million increase in professional fees related primarily to legal and accounting fees incurred in connection with the Merger and including approximately $1.0 million of Merger related expenses that were incurred in 2008 but expensed in the three months ended March 31, 2009 upon our adoption of SFAS 141(R), a $1.0 million increase in compensation and benefits as total headcount involved in general and administrative activities increased to 107 as of March 31, 2009 compared to 44 as of March 31, 2008 and a $0.5 million of incremental costs incurred related to the design and implementation of the necessary systems and infrastructure for our operations. We expect general and administrative expense to continue increasing as we continue to add functionality to our back office systems and incur additional costs associated with operating as a public company.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2009 increased to $3.5 million from $0.8 million for the three months ended March 31, 2008, an increase of $2.7 million. Interest expense, net for the three months ended March 31, 2009 consisted of $3.1 million of accrued interest, discount amortization and debt issuance cost amortization related to senior secured term indebtedness, $0.6 million of accretion on the Series A Preferred Stock, $0.7 million of interest and discount amortization related to the senior subordinated unsecured term promissory notes and $0.1 million of interest on capital lease obligations and vendor financing partially offset by approximately $1.0 million of interest that was capitalized. Interest expense, net for the three months ended March 31, 2008 consisted primarily of $1.0 million of accretion of Series A Preferred Stock partially offset by $0.2 million of interest income and $0.1 million of interest expense that was capitalized.

Change in Fair Value of Derivative Instruments

Based on an evaluation of EITF 07-5, we determined that the warrants issued in connection with the issuance of the Series A Preferred Stock and the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which, in accordance with EITF 07-5, indicated that the warrants were not indexed to HUGHES Telematics stock. Accordingly, upon the adoption of EITF 07-5, we reclassified the $133.9 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009. We also determined that the automatic exchange feature of the Series B Preferred Stock pursuant to which the Series B Preferred Stock would be directly exchanged for shares of Polaris common stock in connection with the Merger should be considered a separate derivative instrument as, pursuant to guidance provided in EITF 07-5, the exchange provision was not considered indexed to HUGHES Telematics stock but rather indexed to Polaris stock. We recognized a charge of approximately $62.3 million in the three months ended March 31, 2009 related to the increase in fair market value of these instruments during such period. As the warrants were exercised and the Series B Preferred Stock was extinguished in connection with the Merger, we will not record additional charges in future periods related to these instruments.

Income Tax Benefit

A provision in the Housing and Economic Recovery Act of 2008 allows corporations to claim a refund for certain tax credit carryforwards generated in taxable years beginning before January 1, 2006. We intend to claim a refund for research and development tax credit carryforwards generated by Networkfleet in periods prior to 2006 and, accordingly, have recorded an approximately $0.1 million tax benefit during the three months ended March 31, 2009 related to the reversal of the valuation allowance previously recorded against these tax credit carryforwards. As a result of our historical losses and our expectation that such losses will continue for the forseeable future, we have recorded a full valuation allowance against our remaining net deferred tax assets and did not recognize a tax benefit for loss carryforwards and tax credits generated in the three months ended March 31, 2009 or 2008.

Deemed Dividend on and Accretion of Convertible Preferred Stock

At the time of issuance of the Series B Preferred Stock, we allocated approximately $42.9 million of the proceeds to a beneficial conversion feature resulting from the ability of the holders of the Series B Preferred Stock to convert their shares of Series B Preferred Stock into shares of HUGHES Telematics common stock at a conversion price lower than the fair value of the HUGHES Telematics common stock at such time. As this conversion feature was immediately available to the holders of the Series B Preferred Stock, this discount on the Series B Preferred Stock was immediately accreted and a deemed dividend of approximately $42.9 million was recorded on the date of issuance. We recorded an additional deemed dividend of approximately $0.1 million in the three months ended March 31, 2009 representing the accretion of the discount on the Series B Preferred Stock related to the embedded derivative and issue costs over the 4.5 year period through October 1, 2013 when the Series B Preferred Stock first became redeemable at the option of the holder. Upon consummation of the Merger and the exchange of the Series B Preferred Stock for our common stock, we recorded an additional deemed dividend of approximately $13.6 million related to the difference between (i) the fair value of our common stock received by the holders of the Series B Preferred Stock and (ii) the carrying value of the Series B Preferred Stock, the amount allocated to the beneficial conversion feature and the embedded derivative for the automatic exchange provision. Each of these deemed dividends have been reflected in the condensed consolidated statements of operations in determining the net loss attributable to common stockholders.

Liquidity and Capital Resources

As of March 31, 2009, we had unrestricted cash and cash equivalents of approximately $141.6 million which includes approximately $35.2 million of net cash proceeds from the issuance and sale of Series B Preferred Stock and approximately $97.2 million of net cash provided by the Merger. In order to consummate the Merger, we agreed to purchase an aggregate of 7,439,978 shares of Polaris common stock from a limited number of institutional shareholders in separate and privately negotiated transactions which were executed prior to the conclusion of the special meeting in which Polaris’ shareholders voted on the Merger. On April 2, 2009, we consummated these private purchases using approximately $74.4 million of cash. Following such purchases, we had unrestricted cash and cash equivalents of approximately $67.2 million.

As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2008 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We believe that, following the issuance and sale of the Series B Preferred Stock and the consummation of the Merger and considering the repurchase of our common stock following consummation of the Merger, the cash and cash equivalents on hand will allow us to continue operations beyond the next twelve months. However, we expect our net losses and our negative cash flow to continue for the foreseeable future as we complete the development of our telematics system, make payments under our various contracts and begin to incur marketing costs associated with the launch of service in automotive manufacturer vehicles in the fourth quarter of 2009. In light of these net losses and our negative cash flow, we may be required to raise additional capital in the future. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our credit facility, or we will need to obtain waivers from the lenders. Our credit facility contains covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. Debt or additional equity financing may not be available when needed on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in raising additional capital, if or when needed, to fund our operations.

Operating Activities

For the three months ended March 31, 2009, cash used in operating activities was approximately $5.9 million, consisting primarily of a net loss of $80.7 million, partially offset by a $62.3 million change in the market value of derivative instruments, $6.9 million of net changes in operating assets and liabilities, $2.0 million of interest accrued on long-term debt which will be paid in kind with such accrued interest being added to the outstanding principal balance of the long-term debt, $1.9 million of depreciation and amortization, $1.1 million of amortization of debt issuance costs and other discounts on the long-term debt, $0.5 million of non-cash interest expense related to the Series A Preferred Stock and $0.1 million of share-based compensation expense. For the three months ended March 31, 2008, cash used in operating activities was approximately $11.9 million, consisting primarily of a net loss of $10.9 million, increased by $3.4 million from changes in operating assets and liabilities, partially offset by $1.3 million of depreciation and amortization, $0.9 million of non-cash interest expense related to the Series A Preferred Stock and $0.1 million of share-based compensation expense.

Investing Activities

For the three months ended March 31, 2009, cash used in investing activities was approximately $2.3 million, consisting primarily of $3.8 million of capital expenditures and $3.8 million of capitalized software costs related to the factory-installed telematics initiative and $0.1 million of capital expenditures related to Networkfleet’s operations, partially offset by the release of $5.3 million of restricted cash that was previously held for the benefit of the lenders of the senior secured term indebtedness. For the three months ended March 31, 2008, cash used in investing activities was approximately $6.6 million, consisting of $5.0 million deposited into the restricted cash account for the benefit of the lenders of the senior secured term indebtedness, $1.3 million of capitalized software costs and $0.1 million of capital expenditures related to the factory-installed telematics initiative and $0.2 million of capital expenditures related to Networkfleet’s operations.

Financing Activities

For the three months ended March 31, 2009, cash provided by financing activities was approximately $131.9 million, consisting of the $97.2 million of net cash provided by the Merger and the $37.0 million of cash proceeds from the issuance and sale of Series B Preferred Stock, partially offset by $1.8 million in fees and expenses paid in connection with the issuance of the Series B Preferred Stock and $0.5 million of payments on capital lease obligations. For the three months ended March 31, 2008, cash provided by financing activities was approximately $26.0 million, consisting of $20.0 million from the issuance of the senior secured term indebtedness with detachable warrants and $12.5 million from the issuance of senior subordinated unsecured notes, partially offset by $5.0 million used to redeem the outstanding shares of the Series B Redeemable Preferred Stock and $1.5 million of debt issuance costs related to the senior secured term indebtedness.

Senior Secured Term Indebtedness

On March 31, 2008, we entered into a Credit Agreement pursuant to which we issued in multiple tranches during the year ended December 31, 2008 for aggregate consideration of $60.0 million, senior secured term indebtedness due March 31, 2013 with an original principal amount of $60.0 million and warrants to purchase the equivalent of 4,801,112 shares of common stock, comprised of 1,103,922 initial shares and 3,697,190 earn-out shares, at an equivalent exercise price of less than $0.01 per share. As additional consideration for services provided by the lead arranger in connection with the issuance and syndication of the term indebtedness, we issued warrants to an affiliate of the lead arranger to purchase the equivalent of an aggregate of 1,181,244 shares of common stock, comprised of 271,604 initial shares and 909,640 earn-out shares, at an equivalent exercise price of less than $0.01 per share.

The senior secured term indebtedness is guaranteed by all of our existing and future domestic subsidiaries and is secured by all of its tangible and intangible assets. At our election, the term indebtedness bears interest at (i) the Prime Lending Rate plus 10.00% or (ii) for Eurocurrency borrowings, 11.00% plus the greater of LIBOR or 3.00%. In accordance with an agreement between us and one of the senior secured note holders, the interest rate on term indebtedness with a principal amount of $5.0 million will have an interest rate of no higher than 14.00% for the term of the debt. With respect to Eurocurrency borrowings, we may elect interest periods of one, two, three, or six months (or nine or twelve months if approved by each senior secured note holder), and interest is payable in arrears at the end of each interest period but, in any event, at least every three months. With respect to any interest period ending on or prior to March 31, 2010 and unless we elect at least three days prior to the beginning of any such interest period, the interest accrued on the term indebtedness will be paid in kind in arrears with such accrued interest being added to the outstanding principal balance of the term indebtedness. With respect to all interest periods ending after March 31, 2010, the accrued interest will be paid in cash in arrears. As of March 31, 2009, senior secured term indebtedness with an aggregate principal amount, including the accrued interest which had been paid in kind, of approximately $67.5 million was outstanding, and we had elected to convert all outstanding amounts to Prime Lending borrowings which resulted in the term indebtedness bearing an interest rate of 13.25%.

The Credit Agreement requires us to comply with negative covenants which include, among others, limitations on our ability to incur additional debt; create liens; pay dividends or make other distributions; make loans and investments; sell assets; redeem or repurchase capital stock or subordinated debt; engage in specified transactions with affiliates; consolidate or merge with or into, or sell substantially all of its assets to, another person; and enter into new lines of business. We may incur indebtedness beyond the specific limits allowed under the Credit Agreement, provided it maintains a leverage ratio of 5.0 to 1.0. In addition, we may incur limited indebtedness secured by junior and subordinated liens to the liens created under the Credit Agreement. Noncompliance with any of the covenants without cure or waiver would constitute an event of default. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Credit Agreement also contains other events of default (subject to specified grace periods), including defaults based on the termination of the Chrysler or Mercedes-Benz contracts, events of bankruptcy or insolvency with respect to us and nonpayment of principal, interest or fees when due. The Credit Agreement also requires us to use 25% of the net cash proceeds from certain equity issuances for the repayment of senior secured term indebtedness.

The warrants issued in connection with the issuance of the senior secured term indebtedness were automatically exercised in accordance with their terms upon consummation of the Merger.

Senior Subordinated Unsecured Promissory Notes

On March 31, 2008, we issued to Communications LLC a senior subordinated unsecured promissory note with a principal amount of $12.5 million and a maturity date of October 1, 2013. The note bears interest at a rate of 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity. In connection with the issuance of the note, we recorded a deemed capital contribution of approximately $2.4 million related to the difference between the fair value of the note using an estimated interest rate we would have paid an unrelated third party on a similar note and the value of the note using the 15.00% stated interest rate. The discount from the face value of the note resulting from the deemed capital contribution will be amortized as additional interest expense over the term of the note using the effective interest method.

On December 12, 2008, we issued to AIF V PLASE an additional senior subordinated unsecured promissory note with a principal amount of $3.5 million and a maturity date of October 1, 2013. The note bears interest at a rate of 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity. In connection with the issuance of the note, we recorded an additional deemed capital contribution of approximately $2.4 million related to the difference between (i) the fair value of the note using an estimated interest rate we would have paid an unrelated third party on a similar note and (ii) the value of the note using the 15.00% stated interest rate. The discount from the face value of the note resulting from the deemed capital contribution will be amortized as additional interest expense over the term of the note using the effective interest method.

Series A Redeemable Preferred Stock

In July 2006, we issued and sold to Communications LLC, for an aggregate purchase price of $40.0 million, 4,000 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 12,191,598 shares of our common stock, comprised of 2,803,223 initial shares and 9,388,375 earn-out shares, at an equivalent exercise price of $0.82 per share. In June 2007, we issued and sold to Communications LLC, for an aggregate purchase price of $15.0 million, an additional 1,500 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 9,143,698 shares of our common stock, comprised of 2,102,417 initial shares and 7,041,281 earn-out shares, at an equivalent exercise price of $1.64 per share. In November 2007, we issued and sold to Communications LLC, for an aggregate purchase price of $20.0 million, an additional 2,000 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 12,191,598 shares of our common stock, comprised of 2,803,223 initial shares and 9,388,375 earn-out shares, at an equivalent exercise price of $2.46 per share. Immediately prior to the consummation of the Merger, the outstanding shares of Series A Preferred Stock were extinguished through (i) the exercise by Communications LLC of the outstanding warrants to purchase Former HTI common stock using shares of Series A Preferred Stock with an aggregate face value of $55.0 million and (ii) the exchange of shares of Series A Preferred Stock with an aggregate face value of $20.0 million for shares of Former HTI common stock which were subsequently exchanged in connection with the Merger for 2,000,000 shares of our common stock, comprised of 459,861 initial shares and 1,540,139 earn-out shares.

Series B Convertible Preferred Stock

On March 12, 2009, we issued and sold 5,000,000 shares of Series B Preferred Stock for an aggregate purchase price of $50.0 million. AIF V PLASE, an affiliate of Apollo, purchased 1,200,000 shares of Series B Preferred Stock for $12.0 million of cash, and HCI, parent of HNS and an affiliate of Apollo, purchased 1,300,000 shares of Series B Preferred Stock through the conversion of $13.0 million of trade accounts payable transferred from HNS. The remaining 2,500,000 shares of Series B Preferred Stock were purchased by unrelated institutional investors for $25.0 million of cash. As a result of the sale of Series B Preferred Stock, approximately $5.3 million was released to us from an escrow account held for the benefit of its senior secured note holders. This amount constituted all funds remaining in the escrow account. In connection with the Merger, all outstanding shares of Series B Preferred Stock were exchanged for an aggregate of 12,500,000 shares of our common stock, comprised of 5,000,000 initial shares and 7,500,000 earn-out shares.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expense during the periods presented. Although these estimates are based on management’s knowledge of current events and actions we may undertake in the future, actual results may differ from estimates. For a description of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Current Report on Form 8-K filed with the SEC on April 6, 2009.

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2 which delays the effective date of SFAS 157 by one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Those assets and liabilities measured at fair value under SFAS 157 as of March 31, 2009 and December 31, 2008 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which revised the guidance contained in SFAS No. 141, Business Combinations. Significant revisions include: (i) all transaction costs related to a business combination are to be expensed when incurred; (ii) certain contingent assets and liabilities purchased in a business combination are to be measured at fair value; (iii) contingent consideration (earn-out arrangements) paid in connection with a business combination are to be measured at fair value depending on the structure of the arrangements; and (iv) subsequent material adjustments made to the purchase price allocation will be recorded back to the acquisition date, which will cause revision of previously issued financial statements when reporting comparative period financial information in subsequent financial statements. SFAS 141(R) is effective for business combinations that are completed on or after January 1, 2009. As of December 31, 2008, we had incurred approximately $0.9 million in transaction costs related to the Merger. Upon adoption of SFAS 141(R), we expensed such transactions costs which are included in general and administrative expense in the condensed consolidated statements of operations for the three months ended March 31, 2009.

In June 2008, the EITF issued Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock. Under EITF 07-5, a company first evaluates any contingent exercise provisions based on the guidance that was originally issued in EITF Issue No. 01-6, and second, evaluates the instruments’ settlement provisions. EITF 07-5 is effective for fiscal periods beginning after December 15, 2008. Based on an evaluation of EITF 07-5, we determined that the warrants issued in connection with the issuance of the Series A Preferred Stock and the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which, in accordance with EITF 07-5, indicated that the warrants were not indexed to HUGHES Telematics stock. Accordingly, upon the adoption of EITF 07-5, we reclassified the $133.9 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009. We also determined that the automatic exchange feature of the Series B Preferred Stock pursuant to which the Series B Preferred Stock would be directly exchanged for shares of Polaris common stock in connection with the Merger should be considered a separate derivative instrument as, pursuant to guidance provided in EITF 07-5, the exchange provision was not considered indexed to HUGHES Telematics stock but rather indexed to Polaris stock. We recognized a charge of approximately $62.3 million in the three months ended March 31, 2009 related to the increase in fair market value of these instruments during such period. As the warrants were exercised and the Series B Preferred Stock was extinguished in connection with the Merger, we will not record additional charges in future periods related to these instruments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2009, we had approximately $145.3 million of cash, cash equivalents and restricted cash. This cash, cash equivalents and restricted cash is subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

We may suffer from fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. As of March 31, 2009, we had outstanding debt with an aggregate face amount, including interest which has been paid in kind, of approximately $85.4 million, which included variable rate borrowings of approximately $67.6 million. As of March 31, 2009, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense by approximately $0.7 million

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President Finance and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Vice President Finance and Treasurer, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting

Prior to the Merger, we were a blank check company whose principal operations consisted of searching for prospective target businesses to acquire, and our internal control over financial reporting was designed and maintained accordingly. As of the date of the Merger, we adopted the internal controls and procedures of Former HTI in lieu of our internal controls and procedures maintained prior to the Merger.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On May 7, 2009, Networkfleet was served with a complaint in a patent infringement case titled Innovative Global Systems LLC vs. Turnpike Global Technologies L.L.C. et al. that was filed in the Eastern District of Texas. The case seeks damages from Networkfleet and five other defendants for allegedly infringing on five patents held by the plaintiffs. Networkfleet intends to vigorously defend itself in this action.

Item 1A.	Risk Factors

In evaluating our common stock, you should carefully consider, in connection with other information in this report, the risks described below and those described in the section “Risk Factors” in our Current Report on Form 8-K filed with the SEC on April 6, 2009. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our operations and business. If we do not successfully address any of these risks, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common stock may decline. We cannot assure you that we will successfully address these risks.

Chrysler, one of the two automakers with whom we have a contract to provide our factory installed telematics solution, filed for bankruptcy and is attempting to restructure. Such restructuring may not be successful.

On April 30, 2009, Chrysler filed for bankruptcy protection under Chapter 11 of the United States bankruptcy code. There can be no assurances that Chrysler’s efforts to restructure, whether or not they include an alliance with Fiat S.p.A., a plan supported by Chrysler management and the United States government, will be successful. If such efforts are not successful or if our agreement is voided or terminated, it would likely have a material adverse impact on our business and prospects. Further, if our agreement is terminated, it would constitute an event of default under our senior secured term indebtedness. The adverse effects on us, if any, of Chrysler’s bankruptcy are difficult to predict and may not be determinable for a long period.

Our product launch for Chrysler may be further delayed by the Chrysler bankruptcy filing or if software testing and other milestones are not met.

Successful launch of our service offering with Chrysler remains contingent upon a number of factors, including Chrysler’s successful restructuring, the assumption of our agreement by the restructured entity, the timely and successful completion of testing of the software in the hardware component to be installed in the vehicle, which is still in progress, as well as the successful manufacture and delivery of the hardware device. In March 2009, HNS, the manufacturer of the hardware device, informed us that its contract manufacturer refused to continue manufacturing the hardware device. We and Chrysler believe we have resolved most of the manufacturing issues created by this refusal and have agreed to move the scheduled launch back until the fourth quarter of 2009 to allow for implementation of the new manufacturing plan and the completion of the validation testing. In the event that a satisfactory resolution of the outstanding manufacturing issues or the completion of the software testing and other final milestones is not achieved in a timely manner, the program launch would likely be delayed until the first quarter of 2010. While such delays alone would not materially impact our business plan, there can be no assurances that such a program change would not materially impact our relationship with Chrysler, and therefore our business. Chrysler has also indicated that if it has losses from any schedule changes to date, it may seek compensation for damages. We do not believe we should or will be required to make any material payments as a result of the current schedule change. However, there can be no assurance that we and Chrysler will reach a satisfactory resolution of these matters or that any delays to date or any further delays would not result in material payments to Chrysler. In addition, due to its bankruptcy filing, Chrysler has idled its manufacturing plants, so there can be no assurances that the launch of our program with Chrysler will not be delayed or otherwise impacted by the bankruptcy.

We may require additional financing to fund our operations and execute our business plan.

During the three months ended March 31, 2009, the years ended December 31, 2008 and 2007 and for the period from January 9, 2006 to December 31, 2006, we incurred a net loss of approximately $80.7 million, $57.5 million, $32.3 million and $3.8 million, respectively, and used cash in operations of approximately $5.9 million, $39.1 million, $23.6 million and $2.8 million, respectively. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2008 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We believe that, following the issuance and sale of the Series B Preferred Stock and the consummation of the Merger and considering the repurchase of our common stock following consummation of the Merger, the cash and cash equivalents on hand will allow us to continue operations beyond the next twelve months. However, we expect our net losses and our negative cash flow to continue for the foreseeable future as we complete the development of our telematics system, make payments under our various contracts and begin to incur marketing costs associated with the launch of service in automotive manufacturer vehicles in the fourth quarter of 2009. In light of these net losses and our negative cash flow, we may be required to raise additional capital in the future. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our credit facility or we will need to obtain waivers from the lenders. Our credit facility contains covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing we obtain may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of our existing stockholders. Debt or additional equity financing may not be available when needed on terms favorable to us or at all, and our failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan.

We have received a notice from the NYSE Amex that they intend to delist our securities which could limit investors’ ability to make transactions in our securities.

The NYSE Amex (formerly the American Stock Exchange) required as a condition to maintaining our listing following the Merger that we meet the initial listing qualifications, including being held by at least 400 public stockholders and having a public float of at least $15 million. Though we met the float requirement, we did not and currently do not meet the number of stockholder requirement. Accordingly, on April 2, 2009, we received a delisting letter and the exchange’s procedures for delisting commenced. Under the exchange’s rules, because our common stock was already trading on the exchange, we were permitted to appeal the determination and did so. Pending the appeal, our securities will continue to trade. We are developing plans to bring ourselves back into compliance and are evaluating potential options in the case of a delisting, including developing plans to create a path toward a near-term exchange relisting. We cannot provide any assurances that our efforts to maintain our listing or obtain a relisting will be successful. The liquidity of our securities could be adversely affected by a delisting.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The following proposals were submitted to and approved as follows by our stockholders at a special meeting of stockholders held on March 31, 2009:

(1) The proposal to approve the merger of Former HTI with and into Polaris, with Polaris continuing as the surviving corporation in the merger, pursuant to the Second Amended and Restated Agreement and Plan of Merger, dated as of March 12, 2009, by and among Polaris, Former HTI and, for limited purposes, Communications LLC, as the escrow representative, and the transactions contemplated thereby. The proposal was approved by 12,795,941 shares, with 5,819,897 shares voting against the proposal, no shares abstaining from the vote and no broker non-votes.

(2) The proposal to amend our amended and restated certificate of incorporation to (A) change our name from “Polaris Acquisition Corp.” to “HUGHES Telematics, Inc.”, (B) increase the number of our authorized shares of common stock from 55,000,000 to 155,000,000 and authorized shares of preferred stock from 1,000,000 to 10,000,000, (C) remove the entirety of Article Fifth and (D) amend certain other ministerial provisions of our certificate of incorporation. The proposal was approved by 13,298,515 shares, with 4,828,997 shares voting against the proposal, 454,926 shares abstaining from the vote and no broker non-votes.

(3) The proposal to, effective immediately after the consummation of the merger, amend our amended and restated certificate of incorporation to (A) remove provisions of Article Third relating to our dissolution and liquidation in the event that a business combination is not consummated prior to January 11, 2010, (B) replace (i) the entirety of Article Sixth with a provision providing that we are to have perpetual existence and (ii) the entirety of Article Seventh with a provision providing that we reserve the right to amend, alter, change or repeal any provision in our amended and restated certificate of incorporation in the manner now or hereafter prescribed therein and by the laws of the State of Delaware, all of which relate to our operation as a blank check company prior to the consummation of a business combination and (C) amend certain other ministerial provisions of the certificate of incorporation. The proposal was approved by 13,298,515 shares, with 4,828,997 shares voting against the proposal, 454,926 shares abstaining from the vote and no broker non-votes.

Item 5.	Other Information

None

Item 6.	Exhibits

The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number		Description

31.1	–	Certification of Jeffrey A. Leddy, Chief Executive Officer of HUGHES Telematics, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of Craig J. Kaufmann, Vice President Finance and Treasurer of HUGHES Telematics, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of Jeffrey A. Leddy, Chief Executive Officer of HUGHES Telematics, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of Craig J. Kaufmann, Vice President Finance and Treasurer of HUGHES Telematics, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009	By:	/s/ JEFFREY A. LEDDY
Jeffrey A. Leddy
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ CRAIG J. KAUFMANN
Craig J. Kaufmann
Vice President Finance and Treasurer (Principal Financial and Accounting Officer)