Form 10-Q
period 2009-06-30
HUGHES Telematics, Inc.
filed 2009-08-14
CIK 1410240

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-33860

HUGHES Telematics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0443717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

41 Perimeter Center East, Suite 400 Atlanta, Georgia	30346
(Address of principal executive offices)	(Zip Code)

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

As of August 12, 2009, 84,585,957 shares of the registrant’s common stock were outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HUGHES TELEMATICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$43,916	$17,837
Restricted cash	—	5,333
Accounts receivable, net	4,768	5,697
Inventories	2,232	2,014
Prepaid expenses	2,427	967
Deferred income taxes	65	116
Other current assets	455	974

Total current assets	53,863	32,938
Restricted cash	3,950	3,750
Property and equipment, net	35,062	21,341
Capitalized software	26,791	16,749
Intangible assets, net	14,712	16,419
Goodwill	5,169	5,169
Debt issuance costs	5,441	6,086
Other assets	11,882	6,530

Total assets	$156,870	$108,982

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$15,286	$16,158
Accrued liabilities	9,050	6,237
Deferred revenue	313	480
Current portion of capital lease obligations	4,959	1,738
Other current liabilities	286	361

Total current liabilities	29,894	24,974
Series A Redeemable Preferred Stock (Note 6)	—	62,092
Long-term debt	73,805	66,596
Capital lease obligations	7,957	5,593
Deferred income taxes	65	116
Other liabilities	786	281

Total liabilities	112,507	159,652

Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value. Authorized 10,000,000 shares, no shares issued and outstanding at June 30, 2009	—	—
Common stock, $0.0001 par value. Authorized 155,000,000 shares; issued and outstanding 84,531,226 and 22,778,792 shares at June 30, 2009 and December 31, 2008, respectively	8	2
Additional paid-in capital	338,555	42,964
Accumulated deficit	(294,200)	(93,636)

Total stockholders’ equity (deficit)	44,363	(50,670)

Total liabilities and stockholders’ equity (deficit)	$156,870	$108,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Services	$5,585	$3,765	$10,905	$7,140
Hardware	2,721	3,235	4,950	5,835

Total revenues	8,306	7,000	15,855	12,975

Costs and expenses:
Cost of services	1,646	1,409	3,269	2,750
Cost of hardware sold	2,194	2,159	3,968	4,257
Research and development	9,413	8,053	18,461	15,198
Sales and marketing	2,715	1,694	5,059	3,333
General and administrative	9,339	4,713	16,962	8,566

Total costs and expenses	25,307	18,028	47,719	34,104

Loss from operations	(17,001)	(11,028)	(31,864)	(21,129)
Interest income	29	328	53	486
Interest expense	(2,617)	(2,823)	(6,190)	(3,751)
Change in fair value of derivative instruments	—	—	(62,316)	—
Other income	—	143	—	143

Loss before income taxes	(19,589)	(13,380)	(100,317)	(24,251)
Income tax expense	(55)	—	—	—

Net loss	(19,644)	(13,380)	(100,317)	(24,251)
Deemed dividend on and accretion of convertible preferred stock	—	—	(56,619)	—

Net loss attributable to common stockholders	$(19,644)	$(13,380)	$(156,936)	$(24,251)

Basic and diluted loss per common share	$(0.82)	$(2.84)	$(10.85)	$(5.15)

Basic and diluted weighted average common shares outstanding	23,901,891	4,712,501	14,465,427	4,712,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(100,317)	$(24,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,493	2,616
Change in fair value of derivative instruments	62,316	—
Interest expense on Series A Redeemable Preferred Stock	496	1,434
Interest expense on long-term debt and capital leases	3,470	1,745
Amortization of debt issuance costs and discounts on long-term debt	2,224	572
Share-based compensation expense	435	243
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	929	(58)
Inventories	(218)	740
Prepaid expenses and other assets	(6,238)	(5,993)
Accounts payable and accrued and other liabilities	14,075	1,882
Deferred revenue	(167)	(77)

Net cash used in operating activities	(18,502)	(21,147)

Cash flows from investing activities:
Purchases of property and equipment	(9,470)	(1,950)
Increase in capitalized software	(8,137)	(3,551)
Decrease (Increase) in restricted cash	5,133	(10,490)

Net cash used in investing activities	(12,474)	(15,991)

Cash flows from financing activities:
Proceeds from merger with Polaris Acquisition Corp.	97,242	—
Proceeds from the issuance of Series B Convertible Preferred Stock	37,000	—
Payment of fees related to issuance of Series B Convertible Preferred Stock	(1,780)	—
Repayment of capital lease obligations	(1,051)	—
Repurchase of common stock	(74,356)	—
Proceeds from issuance of long-term debt	—	52,500
Payments of debt issuance costs	—	(2,366)
Redemption of Series B Redeemable Preferred Stock	—	(5,000)

Net cash provided by financing activities	57,055	45,134

Net increase in cash and cash equivalents	26,079	7,996
Cash and cash equivalents, beginning of period	17,837	22,017

Cash and cash equivalents, end of period	$43,916	$30,013

Supplemental noncash disclosure:
Issuance of Series B Convertible Preferred Stock in exchange for a trade payable	$13,000	$—
Issuance of common stock in connection with the exercise of warrants using shares of Series A Redeemable Preferred Stock	$207,218	$—
Issuance of common stock in exchange for Series A Redeemable Preferred Stock	$20,000	$—
Issuance of common stock in exchange for Series B Redeemable Preferred Stock	$109,750	$—
Property and equipment acquired by capital lease obligations	$6,302	$8,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stock Repurchase Obligation	Total Stockholders’ Equity (Deficit)	Comprehensive Income
	Shares	Amount
Balance, December 31, 2008	22,778,782	$2	$42,964	$(93,636)	$—	$(50,670)
Cumulative effect of change in accounting principle (see Note 4)	—	—	(33,639)	(100,247)	—	(133,886)
Issuance of warrant to advisor in connection with the sale of the Series B Convertible Preferred Stock	—	—	2,099	—	—	2,099
Issuance of common stock and recapitalization in connection with merger with Polaris Acquisition Corp.	14,082,663	2	93,983	—	(74,356)	19,629
Issuance of common stock in connection with the exercise of warrants	6,296,473	1	37,027	—	—	37,028
Issuance of common stock in connection with the exercise of warrants using shares of Series A Redeemable Preferred Stock	33,526,894	3	207,215	—	—	207,218
Issuance of common stock in exchange for Series A Redeemable Preferred Stock	2,000,000	—	20,000	—	—	20,000
Extinguishment of Series A Redeemable Preferred Stock prior to mandatory redemption date	—	—	(12,288)	—	—	(12,288)
Issuance of common stock in exchange for Series B Convertible Preferred	12,500,000	1	109,749	—	—	109,750
Deemed dividend on and accretion of Series B Convertible Preferred Stock	—	—	(56,619)	—	—	(56,619)
Repurchase of common stock	(7,439,978)	(1)	(74,355)	—	74,356	—
Issuance of common stock to advisors of Polaris Acquisition Corp.	226,592	—	1,989	—	—	1,989
Share-based compensation expense	559,800	—	435	—	—	435
Costs incurred in connection with tender offer	—	—	(5)	—	—	(5)
Net loss	—	—	—	(100,317)	—	(100,317)	$(100,317)

Balance, June 30, 2009	84,531,226	$8	$338,555	$(294,200)	$—	$44,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Description of Business

HUGHES Telematics, Inc. (the “Company”) is an automotive telematics services company that currently provides and is further developing a broad suite of real-time services and applications to serve drivers and owners of automobiles. The Company’s technology allows for two-way communications with a vehicle which supports numerous applications including safety and security services, remote vehicle diagnostics, remote emissions monitoring and other location-based services. Through its Networkfleet, Inc. (“Networkfleet”) subsidiary, the Company also provides an aftermarket wireless fleet management solution targeted to the local fleet market.

On March 31, 2009, pursuant to the terms of the Agreement and Plan of Merger dated June 13, 2008 (as amended and restated on November 10, 2008 and March 12, 2009, the “Merger Agreement”), Hughes Telematics, Inc. (“Old HTI”), a privately held company, and Polaris Acquisition Corp. (“Polaris”), a publicly held blank check company, consummated the merger (the “Merger”) whereby Old HTI merged with and into a wholly owned direct subsidiary of Polaris with Old HTI as the surviving corporation, and immediately thereafter, Old HTI merged with and into Polaris, with Polaris as the surviving corporation. In connection with the Merger, Polaris changed its name from “Polaris Acquisition Corp.” to “HUGHES Telematics, Inc.” Notwithstanding the legal form of the Merger, Old HTI was deemed the acquiring entity for accounting purposes (see Note 2). Accordingly, as used throughout these condensed consolidated financial statements, “HUGHES Telematics” or the “Company” refers to the business, operations and financial results of (i) Old HTI prior to the closing of the Merger and (ii) HUGHES Telematics, Inc. subsequent to the closing of the Merger, as the context requires.

(2)	Merger with Polaris Acquisition Corp.

On March 31, 2009, pursuant to the Merger Agreement, Old HTI and Polaris consummated the Merger. Upon closing of the Merger, the outstanding equity securities of Old HTI were exchanged for an aggregate of 77,102,149 shares of Company common stock, comprised of 19,854,018 initial shares and 57,248,131 earn-out shares. In addition, all options exercisable for Old HTI common stock issued and outstanding immediately prior to the Merger were exchanged for options exercisable for an aggregate of 2,274,935 shares of Company common stock, which includes 1,751,859 earn-out options. The earn-out shares, which were issued into escrow, will be released to the Old HTI stockholders and the earn-out options will be eligible to be exercised, according to their terms, by the optionholders, each in three tranches, upon the trading share price of the Company’s common stock reaching at least $20.00, $24.50 and $30.50 (as may be adjusted or amended in accordance with the escrow agreement) within certain measurement periods over the five-year period following the closing of the Merger. The Old HTI stockholders placed 5,782,661 shares of Company common stock, comprised of 1,489,053 initial shares and 4,293,608 earn-out shares, in escrow until June 30, 2010 to indemnify the Company for the payment of indemnification claims that may be made as a result of breaches of Old HTI’s covenants, representations and warranties in the Merger Agreement. Pursuant to the Merger Agreement, the Polaris founders agreed to deposit an aggregate of 1,250,000 shares of their Company common stock into escrow at closing with such shares being released upon the achievement of the first share price target between the first and fifth anniversary of closing. Upon consummation of the Merger, the Polaris founders also transferred an aggregate of 168,000 shares of common stock to the Company, and such shares were cancelled.

Immediately prior to the consummation of the Merger, Old HTI extinguished its outstanding shares of Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) through (i) the exercise by Communications Investors LLC (“Communications LLC”), an affiliate of Apollo Global Management LLC (“Apollo”), of outstanding warrants to purchase common stock of Old HTI using shares of Series A Preferred Stock with an aggregate face value of $55.0 million with such shares of Old HTI common stock being subsequently exchanged in connection with the Merger for 33,526,894 shares of Company common stock, comprised of 7,708,863 initial shares and 25,818,031 earn-out shares and (ii) the exchange of shares of Series A Preferred Stock with an aggregate face value of $20.0 million for shares of Old HTI common stock which were subsequently exchanged in connection with the Merger for 2,000,000 shares of Company common stock, comprised of 459,861 initial shares and 1,540,139 earn-out shares. In connection with the Merger, all outstanding shares of Old HTI Series B Convertible Preferred Stock (the “Series B Preferred Stock”) were exchanged for an aggregate of 12,500,000 shares of Company common stock, comprised of 5,000,000 initial shares and 7,500,000 earn-out shares.

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

Notwithstanding the legal form of the transaction, the Merger has been accounted for under the purchase method of accounting as a reverse acquisition, equivalent to a recapitalization, through the issuance of stock by Old HTI for the net monetary assets of Polaris. The determination of Old HTI as the accounting acquirer was made based on consideration of all quantitative and qualitative factors of the Merger, including significant consideration given to the fact that following consummation of the Merger (i) the stockholders of Old HTI controlled a majority of the voting power of the Company, (ii) the controlling stockholder of Old HTI prior to the Merger, together with its affiliates, controlled approximately 72% of the voting power of the Company and had the right to select a majority of the members of the Company’s board of directors and (iii) the management of Old HTI continued in all executive officer and other senior management positions of the Company and, accordingly, had day-to-day authority to carry out the business plan after the Merger. Accordingly, the historical financial statements of the Company prior to March 31, 2009 are the historical financial statements of Old HTI. The consolidated financial statements of Old HTI have been retroactively restated to reflect the recapitalization of Old HTI with the 77,102,149 shares of Company common stock issued to Old HTI equity holders in connection with the Merger.

The following table presents the net assets of Polaris acquired in connection with the Merger:

March 31, 2009
(in thousands)
Cash	$97,242
Accounts payable and accrued liabilities	(3,257)

Net assets acquired	$93,985

(3)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiary Networkfleet. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 and the related notes thereto which have been included in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 24, 2009. The results of the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. All intercompany balances and transactions have been eliminated.

During the six months ended June 30, 2009, the years ended December 31, 2008 and 2007 and for the period from January 9, 2006 to December 31, 2006, the Company incurred a net loss of approximately $100.3 million, $57.5 million, $32.3 million and $3.8 million, respectively, and used cash in operations of approximately $18.5 million, $39.1 million, $23.6 million and $2.8 million, respectively. As a result of the Company’s historical net losses and its limited capital resources, the Company’s independent registered public accounting firm’s report on the Company’s financial statements as of and for the year ended December 31, 2008 includes an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2009, the Company had unrestricted cash and cash equivalents of approximately $43.9 million and an accumulated deficit of approximately $294.2 million. Management believes that the cash and cash equivalents on hand will allow the Company to continue operations through at least March 31, 2010. There is no assurance that the Company will be successful in obtaining additional financing to fund its operations beyond such period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)	Recent Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 by one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Those assets and liabilities measured at fair value under SFAS 157 as of June 30, 2009 and December 31, 2008 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which revised the guidance contained in SFAS No. 141, Business Combinations. Significant revisions include: (i) all transaction costs related to a business combination are to be expensed when incurred; (ii) certain contingent assets and liabilities purchased in a business combination are to be measured at fair value; (iii) contingent consideration (earn-out arrangements) paid in connection with a business combination are to be measured at fair value depending on the structure of the arrangements; and (iv) subsequent material adjustments made to the purchase price allocation will be recorded back to the acquisition date, which will cause revision of previously issued financial statements when reporting comparative period financial information in subsequent financial statements. SFAS 141(R) is effective for business combinations that are completed on or after January 1, 2009. As of December 31, 2008, the Company had incurred approximately $0.9 million in transaction costs related to the Merger which are included in other current assets in the accompanying condensed consolidated balance sheets. Upon adoption of SFAS 141(R), the Company expensed such transaction costs which are included in general and administrative expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2009.

In June 2008, the EITF issued Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”), which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock. Under EITF 07-5, a company first evaluates any contingent exercise provisions based on the guidance that was originally issued in EITF Issue No. 01-6, and second, evaluates the instruments’ settlement provisions. EITF 07-5 is effective for fiscal periods beginning after December 15, 2008. Based on an evaluation of EITF 07-5, the Company determined that the warrants issued in connection with the issuance of the Series A Preferred Stock and the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which, in accordance with EITF 07-5, indicated that the warrants were not indexed to HUGHES Telematics stock. Accordingly, upon the adoption of EITF 07-5, the Company reclassified the $133.9 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009. The Company also determined that the automatic exchange feature of the Series B Preferred Stock pursuant to which the Series B Preferred Stock would be directly exchanged for shares of Polaris common stock in connection with the Merger should be considered a separate derivative instrument as, pursuant to guidance provided in EITF 07-5, the exchange provision was not considered indexed to HUGHES Telematics stock but rather indexed to Polaris stock. The Company recognized a charge of approximately $62.3 million in the six months ended June 30, 2009 related to the increase in fair market value of these instruments during such period. As the warrants were exercised and the Series B Preferred Stock was extinguished in connection with the Merger, the Company will not record additional charges in future periods related to these instruments.

In June 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”), SFAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after the balance sheet date and before the financial statements are issued. Some non-recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effects or a statement that such estimate cannot be made. This statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not affect the consolidated financial position, results of operations or cash flows of the Company.

Recently Issued Pronouncements

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162, (“SFAS 168”) which established the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative non-governmental GAAP which was launched on July 1, 2009. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification will be considered non-authoritative. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial condition, results of operations or cash flows.

(5)	Long-Term Debt

The components of long-term debt were as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Senior secured term indebtedness	$59,171	$53,572
Senior subordinated unsecured promissory note	14,634	13,024

Total long-term debt	$73,805	$66,596

Senior Secured Term Indebtedness

On March 31, 2008, the Company entered into a credit agreement (as amended and restated, the “Credit Agreement”) pursuant to which it issued in multiple tranches during the year ended December 31, 2008 for aggregate consideration of $60.0 million, senior secured term indebtedness due March 31, 2013 with an original principal amount of $60.0 million and warrants to purchase the equivalent of 4,801,112 shares of Company common stock, comprised of 1,103,922 initial shares and 3,697,190 earn-out shares, at an equivalent exercise price of less than $0.01 per share. The Company deposited 25% of the gross proceeds into an escrow account which was released to the Company on a pro rata basis as it raised additional debt and equity capital. If a balance remained in the escrow account on March 31, 2009, the Company would have been required to make an offer to prepay outstanding term indebtedness with an aggregate principal amount equal to such remaining balance. As of December 31, 2008, the escrow account had a balance of approximately $5.3 million. On March 12, 2009, as a result of the issuance and sale of the Series B Preferred Stock, the remaining balance was released from the escrow account.

As additional consideration for services provided by the lead arranger in connection with the issuance and syndication of the term indebtedness, the Company issued warrants to an affiliate of the lead arranger to purchase the equivalent of an aggregate of 1,181,244 shares of common stock, comprised of 271,604 initial shares and 909,640 earn-out shares, at an equivalent exercise price of less than $0.01 per share.

The senior secured term indebtedness is guaranteed by all of the Company’s existing and future domestic subsidiaries and is secured by all of its tangible and intangible assets. At the election of the Company, the term indebtedness bears interest at (i) the Prime Lending Rate plus 10.00% or (ii) for Eurocurrency borrowings, 11.00% plus the greater of London Interbank Offered Rate (“LIBOR”) or 3.00%. In accordance with an agreement between the Company and one of the senior secured note holders, the interest rate on term indebtedness with an initial principal amount of $5.0 million will have an interest rate of no higher than 14.00% for the term of the debt. With respect to Eurocurrency borrowings, the Company may elect interest periods of one, two, three, or six months (or nine or twelve months if approved by each senior secured note holder), and interest is payable in arrears at the end of each interest period but, in any event, at least every three months. With respect to any interest period ending on or prior to March 31, 2010 and unless the Company elects at least three days prior to the beginning of any such interest period, the interest accrued on the term indebtedness will be paid in kind in arrears with such accrued interest being added to the outstanding principal balance of the term indebtedness. With respect to all interest periods ending after March 31, 2010, the accrued interest will be paid in cash in arrears. As of June 30, 2009 and December 31, 2008, senior secured term indebtedness with an aggregate principal amount, including the accrued interest which had been paid in kind, of approximately $69.8 million and $65.4 million, respectively, was outstanding. As of June 30, 2009, the Company had elected that all outstanding amounts consist of Prime Lending borrowings which resulted in the term indebtedness bearing an interest rate of 13.25%.

The Credit Agreement requires the Company to comply with negative covenants which include, among others, limitations on the Company’s ability to incur additional debt; create liens; pay dividends or make other distributions; make loans and investments; sell assets; redeem or repurchase capital stock or subordinated debt; engage in specified transactions with affiliates; consolidate or merge with or into, or sell substantially all of its assets to, another person; and enter into new lines of business. The Company may incur indebtedness beyond the specific limits allowed under the Credit Agreement, provided it maintains a leverage ratio of 5.0 to 1.0. In addition, the Company may incur limited indebtedness secured by junior and subordinated liens to the liens created under the Credit Agreement. Noncompliance with any of the covenants without cure or waiver would constitute an event of default. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Credit Agreement also contains other events of default (subject to specified grace periods), including defaults based on the termination of the Company’s contract with either Chrysler LLC, now known as Old Carco LLC (“Old Chrysler”), or Mercedes-Benz USA, LLC (“Mercedes-Benz”), events of bankruptcy or insolvency with respect to the Company and nonpayment of principal, interest or fees when due. On June 26, 2009, the Company obtained a waiver from the senior secured lenders under the Credit Agreement providing that the termination of the Old Chrysler contract would not constitute an event of default under the Credit Agreement. The Credit Agreement also requires the Company to use 25% of the net cash proceeds from certain equity issuances for the repayment of senior secured term indebtedness.

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

Based on an evaluation of EITF 07-5, the Company determined that the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which, in accordance with EITF 07-5, indicated that the warrants were not indexed to HUGHES Telematics stock and thus required the Company to account for the warrants as a derivative instrument which was marked to market with the change in fair value of the warrant being recognized as a gain or loss in the Company’s consolidated statements of operations. Specifically, the provision which indicated that the warrants were not indexed to HUGHES Telematics stock was an anti-dilution provision which allowed for a reduction in the exercise price of the warrant to the extent an affiliate of HUGHES Telematics who also held warrants received a more favorable anti-dilution adjustment than the adjustment otherwise provided for in the lender warrants. Accordingly, upon the adoption of EITF 07-5, the Company reclassified the

$26.7 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009. The Company recognized a charge of approximately $10.3 million in the six months ended June 30, 2009 related to the increase in fair market value of these instruments during such period. Such charge is included in change in fair value of derivative instruments on the accompanying condensed consolidated statements of operations. As the warrants were automatically exercised in accordance with their terms upon consummation of the Merger, the Company will not record additional charges in future periods related to these warrants.

Senior Subordinated Unsecured Promissory Notes

On March 31, 2008, the Company issued to Communications LLC a senior subordinated unsecured promissory note with a principal amount of $12.5 million and a maturity date of October 1, 2013. The note bears interest at a rate of 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity. In connection with the issuance of the note, the Company recorded a deemed capital contribution of approximately $2.4 million related to the difference between (i) the fair value of the note using an estimated interest rate the Company would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the 15.00% stated interest rate. The discount from the face value of the note resulting from the deemed capital contribution will be amortized as additional interest expense over the term of the note using the effective interest rate method.

On December 12, 2008, the Company issued to AIF V PLASE an additional senior subordinated unsecured promissory note with a principal amount of $3.5 million and a maturity date of October 1, 2013. The note bears interest at 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity. In connection with the issuance of the note, the Company recorded an additional deemed capital contribution of approximately $2.4 million related to the difference between (i) the fair value of the note using an estimated interest rate the Company would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the 15.00% stated interest rate. The discount from the face value of the note resulting from the deemed capital contribution will be amortized as additional interest expense over the term of the note using the effective interest rate method.

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

(6)    Series A Redeemable Preferred Stock

In July 2006, the Company issued and sold to Communications LLC, for an aggregate purchase price of $40.0 million, 4,000 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 12,191,598 shares of Company common stock, comprised of 2,803,223 initial shares and 9,388,375 earn-out shares, at an equivalent exercise price of $0.82 per share. In June 2007, the Company issued and sold to Communications LLC, for an aggregate purchase price of $15.0 million, an additional 1,500 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 9,143,698 shares of Company common stock, comprised of 2,102,417 initial shares and 7,041,281 earn-out shares, at an equivalent exercise price of $1.64 per share. In November 2007, the Company issued and sold to Communications LLC, for an aggregate purchase price of $20.0 million, an additional 2,000 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 12,191,598 shares of Company common stock, comprised of 2,803,223 initial shares and 9,388,375 earn-out shares, at an equivalent exercise price of $2.46 per share. The Series A Preferred Stock was non-voting, had a liquidation preference of $10,000 per share and was senior in priority to the HUGHES Telematics common stock. As of December 31, 2008, there were 7,500 shares of Series A Preferred Stock outstanding, and the aggregate liquidation preference of the Series A Preferred Stock was $75.0 million. On October 1, 2013, the Company was to be required to redeem the Series A Preferred Stock at a redemption price equal to $10,000 per share.

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

Based on an evaluation of EITF 07-5, the Company determined that the warrants issued in connection with the issuance of the Series A Preferred Stock contained provisions which, in accordance with EITF 07-5, indicated that the warrants were not indexed to HUGHES Telematics stock and thus required the Company to account for the warrants as a derivative instrument which are marked to market with the change in fair value of the warrant being recognized as a gain or loss in the Company’s consolidated statements of operations. Specifically, the provisions which indicated that the warrants were not indexed to HUGHES Telematics stock were (i) an anti-dilution provision which allowed for a reduction in the exercise price of the warrant if the Company either issued equity shares for a price that was lower than the exercise price of the warrant or issued new warrants or convertible instruments that had a lower exercise price and (ii) a provision which allowed for an adjustment to the anti-dilution provisions to the extent the Company issued new warrants or convertible instruments that contained more favorable anti-dilution provisions. Accordingly, upon the adoption of EITF 07-5, the Company reclassified the $107.2 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle of January 1, 2009. The Company recognized a charge of approximately $45.0 million in the six months ended June 30, 2009 related to the increase in fair market value of these instruments during such period. Such charge is included in change in fair value of derivative instruments on the accompanying condensed consolidated statements of operations. As the warrants were exercised in connection with the Merger, the Company will not record additional charges in future periods related to these warrants.

Immediately prior to the consummation of the Merger, the outstanding shares of Series A Preferred Stock were extinguished through (i) the exercise by Communications LLC of the warrants issued in connection with the Series A Preferred Stock using 5,500 shares of Series A Preferred Stock with an aggregate face value of $55.0 million and (ii) the exchange of 2,000 shares of Series A Preferred Stock with an aggregate face value of $20.0 million for shares of Old HTI common stock which were subsequently exchanged in connection with the Merger for 2,000,000 shares of Company common stock, comprised of 459,861 initial shares and 1,540,139 earn-out shares. In connection with the extinguishment of the Series A Preferred Stock, the Company recorded an approximately $12.3 million decrease in additional paid in capital for the difference between (i) the fair value of the shares of Company common stock issued and (ii) the carrying value of the Series A Preferred Stock and the warrants.

(7)    Series B Convertible Preferred Stock

On March 12, 2009, the Company issued and sold 5,000,000 shares of Series B Preferred Stock for an aggregate purchase price of $50.0 million. AIF V PLASE purchased 1,200,000 of such shares of Series B Preferred Stock for $12.0 million of cash, and Hughes Communications, Inc. (“HCI”) parent of Hughes Network Systems, LLC (“HNS”) and an affiliate of Apollo, purchased 1,300,000 of such shares of Series B Preferred Stock through the conversion of $13.0 million of trade accounts payable transferred from HNS. The remaining 2,500,000 shares of Series B Preferred Stock were purchased by unrelated institutional investors for $25.0 million of cash. As a result of sale of Series B Preferred Stock, the remaining approximately $5.3 million was released from the escrow account held for the benefit of the senior secured note holders. For consulting and financial advisory services provided in connection with the sale of the Series B Preferred Stock, the Company paid Trivergance, LLC (“Trivergance”), an affiliate of a member of the Company’s board of directors, approximately $1.3 million of cash and issued Trivergance a warrant to purchase the equivalent of 314,117 shares of common stock, comprised of 72,224 initial shares and 241,893 earn-out shares, at an equivalent exercise price of approximately $0.167 per share.

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

The Company evaluated the Series B Preferred Stock to determine whether any of the features included in the Series B Preferred Stock should be treated as an embedded derivative which would be accounted for as a separate instrument under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The

Company determined that the automatic exchange feature of the Series B Preferred Stock pursuant to which the Series B Preferred Stock would be directly exchanged for shares of Polaris common stock in connection with the Merger should be considered a separate derivative instrument as, pursuant to guidance provided in EITF 07-5, the exchange provision was not considered indexed to HUGHES Telematics stock but rather indexed to Polaris stock. Accordingly, at the time of issuance, the Company estimated the fair value of the exchange feature by using available market information and commonly accepted valuation methodologies and ascribed approximately $7.1 million of the proceeds from the issuance of the Series B Preferred Stock to the exchange feature and recorded a liability in such amount. During the six months ended June 30, 2009, the Company recognized a charge of approximately $7.0 million related to the increase in fair market value of the exchange feature during the period. Such charge is included in change in fair value of derivative instruments on the accompanying condensed consolidated statements of operations. As the Series B Preferred Stock was extinguished in connection with the Merger, the Company will not record additional charges in future periods related to this derivative instrument.

The remaining $42.9 million of proceeds from the issuance of the Series B Preferred Stock was accounted for in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, as adapted by EITF Issue No. 00-27, Application of Issue. No.98-5 to Certain Convertible Instruments. Accordingly, a discount on the Series B Preferred Stock was recorded for the entire balance of the remaining proceeds, with that amount allocated to a beneficial conversion feature resulting from the ability of the holders of the Series B Preferred Stock to convert the shares of Series B Preferred Stock into shares of HUGHES Telematics common stock at a conversion price lower than the fair value of the HUGHES Telematics common stock at such time. As this conversion feature was immediately available to the holders of the Series B Preferred Stock, the related discount on the Series B Preferred Stock was immediately accreted and a deemed dividend of approximately $42.9 million was recorded on the date of issuance. The Company recorded an additional deemed dividend of approximately $0.1 million in the six months ended June 30, 2009 representing the accretion of the discount on the Series B Preferred Stock related to the embedded derivative and issue costs over the 4.5 year period through October 1, 2013 when the Series B Preferred Stock first became redeemable at the option of the holder. Upon consummation of the Merger and the exchange of the Series B Preferred Stock for Company common stock, the Company recorded an additional deemed dividend of approximately $13.6 million related to the difference between (i) the fair value of the Company common stock received by the holders of the Series B Preferred Stock and (ii) the carrying value of the Series B Preferred Stock, the amount allocated to the beneficial conversion feature and the embedded derivative for the automatic exchange provision. Each of these deemed dividends have been reflected in the accompanying condensed consolidated statements of operations in determining the net loss attributable to common stockholders.

(8)    Share-Based Compensation

The Company’s 2006 Stock Incentive Plan (“2006 Plan”) provides for share-based compensation awards, including incentive stock options, non-qualified stock options and share awards, to the Company’s officers, employees, non-employee directors and non-employee consultants. There are 3,047,900 shares of common stock authorized for issuance under the 2006 Plan. The 2006 Plan is administered by the Company’s board of directors which determines eligibility, amount, and other terms and conditions of awards. Options awarded under the 2006 Plan generally have a term of ten years and an exercise price equal to or greater than the fair value of the underlying shares of common stock on the date of grant. Generally, half of each award vests in equal parts over a period of three years of continued employment or service to the Company. The remaining half of each award vests upon the achievement of certain pre-established performance goals set by the Company’s board of directors. In the event an option holder’s service to the Company is terminated for either (i) other than good reason, as defined in the 2006 Plan, before the fifth anniversary of the holder’s service to the Company or (ii) cause, the Company may repurchase any stock obtained through the exercise of a stock option within 180 days of such holder’s termination date at a price equal to the lesser of the fair market value of the stock on the date of termination or the exercise price of the stock option. In the event an option holder’s service to the Company is terminated for any of (i) good reason, as defined in the 2006 Plan, (ii) other than cause or (iii) following the fifth anniversary of such holder’s service to the Company, the Company may repurchase any stock obtained through the exercise of a stock option within 180 days of such holder’s termination date at a price equal to the fair market value of the stock on the date of termination. As of June 30, 2009, options to purchase 2,274,935 shares of common stock were outstanding under the 2006 Plan, and there were 712,007 shares of common stock available for future grants.

In March 2009, the Company adopted the 2009 Equity and Incentive Plan (the “2009 Plan”) which provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers, employees, advisors and consultants of the Company and its subsidiaries who are selected for participation in the 2009 Plan. There are 2,500,000 shares of common stock authorized for issuance under the 2009 Plan. The 2009 Plan is administered by the compensation committee of the Company’s board of directors which determines eligibility, amount, and other terms and conditions of awards. During the three months ended June 30, 2009, the Company granted, under the 2009 Plan, options to purchase an aggregate of 1,327,486 shares of common stock, 543,000 shares of restricted common stock and 16,800 shares of unrestricted common stock. As of June 30, 2009, all of such stock options and shares of restricted common stock were outstanding, and there were 612,714 shares of common stock available for future grants under the 2009 Plan.

In accordance with SFAS 123(R), the Company records compensation expense for all share-based awards issued. For the three months ended June 30, 2009 and 2008, the Company recorded approximately $0.3 million and $0.1 million of compensation expense, respectively, related to share-based grants. For the six months ended June 30, 2009 and 2008, the Company recorded approximately $0.4 million and $0.2 million of compensation expense, respectively, related to share-based grants. Such compensation expense is included in research and development, sales and marketing and general and administrative expense in the accompanying condensed consolidated statements of operations.

Stock Options

The following table reflects stock option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2008	2,302,366	$2.20
Granted	1,327,486	$5.19
Forfeited	(27,431)	$2.47

Outstanding at June 30, 2009	3,602,421	$3.30	$7,934

Exercisable at June 30, 2009	154,043		$522

The following table provides information about stock options that are outstanding and exercisable as of June 30, 2009:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)
$1.65	767,455	$1.65	7.8	67,766	$1.65	7.7
$2.47	1,507,480	$2.47	8.5	86,267	$2.47	8.5
$5.19	1,327,486	$5.19	9.9	—	n/a	n/a

For stock option awards outstanding as of June 30, 2009, the Company expects to recognize approximately $6.1 million of additional compensation expense over the remaining average service period of approximately 2.9 years.

Restricted Stock

The following table reflects restricted stock activity:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2008	—	$—
Granted	543,000	$4.56

Outstanding at June 30, 2009	543,000	$4.56

For restricted stock awards outstanding as of June 30, 2009, the Company expects to recognize approximately $2.4 million of additional compensation expense over the remaining average service period of approximately 2.3 years.

(9)    Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. During all periods presented, the Company had potential common shares, including shares issuable upon the exercise of outstanding stock options and warrants and shares held in escrow pending satisfaction of a contingency, which could potentially dilute basic loss per common share in the future but have been excluded from the computation of diluted loss per common share as the effect would have been anti-dilutive. For the three and six months ended June 30, 2009 and 2008, there were 83,089,605 and 56,105,816 potential common shares, respectively, excluded from the computation of diluted loss per share, consisting of shares (i) issuable upon the exercise of outstanding stock options and warrants, (ii) held in escrow be released to the Old HTI stockholders upon achievement of the specified price targets and (iii) held in escrow to indemnify the Company for the payment of indemnification claims that may be made as a result of breaches of Old HTI’s covenants, representations and warranties in the Merger Agreement. For the three and six months ended June 30, 2009, the Company excluded the 7,439,978 shares of common stock which the Company repurchased following consummation of the Merger from the calculation of the weighted average number of common shares outstanding during such period.

(10)    Related Party Transactions

Apollo Global Management LLC

Communications LLC and AIF V PLASE are investment funds affiliated with Apollo. As of June 30, 2009, Apollo, through Communications LLC and AIF V PLASE, owned approximately 68% of the Company’s outstanding common stock. HCI, also an affiliate of Apollo, owned an additional approximately 4% of the Company’s outstanding common stock.

On March 31, 2008, the Company issued to Communications LLC a senior subordinated unsecured promissory note with a principal amount of $12.5 million and a maturity date of October 1, 2013 (see Note 5). The note bears interest at a rate of 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity. In connection with the issuance of the note, the Company recorded a deemed capital contribution of approximately $2.4 million related to the difference between (i) the fair value of the note using an estimated interest rate the Company would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the 15.00% stated interest rate.

On December 12, 2008, the Company issued AIF V PLASE, for aggregate consideration of $5.0 million, additional senior secured term indebtedness with a principal amount of $5.0 million and warrants to purchase the equivalent of 402,993 shares of Company common stock, comprised of 92,660 initial shares and 310,333 earn-out shares, at an equivalent exercise price of less than $0.01 per share (see Note 5). In connection with the issuance of the note, the Company recorded a deemed capital contribution of approximately $1.0 million related to the difference between (i) the fair value of the note using an estimated interest rate the Company would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the stated interest rate.

On December 12, 2008, the Company issued to AIF V PLASE a senior subordinated unsecured promissory note with a principal amount of $3.5 million and a maturity date of October 1, 2013 (see Note 5). The note bears interest at a rate of 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity. In connection with the issuance of the note, the Company recorded a deemed capital contribution of approximately $2.4 million related to the difference between (i) the fair value of the note using an estimated interest rate the Company would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the 15.00% stated interest rate.

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

On March 12, 2009, the Company issued and sold 1,200,000 shares of Series B Preferred Stock to AIF V PLASE for $12.0 million. In connection with the Merger, such shares of Series B Preferred Stock were exchanged for 3,000,000 shares of Company common stock, comprised of 1,200,000 initial shares and 1,800,000 earn-out shares. On March 12, 2009, the Company also issued and sold 1,300,000 shares of Series B Preferred Stock to HCI in exchange for the conversion of $13.0 million of trade accounts payable transferred to HCI from HNS. In connection with the Merger, such shares of Series B Preferred Stock were exchanged for 3,250,000 shares of Company common stock, comprised of 1,300,000 initial shares and 1,950,000 earn-out shares.

Hughes Network Systems

In July 2006, HNS, a wholly-owned subsidiary of HCI and an affiliate of Apollo, granted a limited license to HUGHES Telematics allowing the Company to use the HUGHES trademark. The license is limited in that the Company may use the HUGHES trademark only in connection with its business of automotive telematics and only in combination with the Telematics name. As partial consideration for the license, the agreement provides that HNS will be the Company’s preferred engineering services provider. The license is royalty-free, except that the Company has agreed to commence paying a royalty to HNS in the event the Company no longer has a commercial or affiliated relationship with HNS. As contemplated by the license terms and while the definitive agreement governing the relationship was being negotiated, HNS provided engineering development services to the Company pursuant to an Authorization to Proceed. In January 2008, HUGHES Telematics and HNS executed a definitive agreement pursuant to which HNS is continuing to provide the Company with engineering development and manufacturing services. For the three months ended June 30, 2009 and 2008, HNS provided approximately $8.1 million and $6.5 million of services, respectively, to the Company. For the six months ended June 30, 2009 and 2008, HNS provided approximately $16.3 million and $12.7 million of services, respectively, to the Company. As of June 30, 2009 and December 31, 2008, the Company had an outstanding balance, not including the equipment financing discussed below, of approximately $9.0 million and $8.9 million, respectively, payable to HNS.

In June 2008, the Company and HNS entered into an arrangement pursuant to which HNS purchased, on behalf of the Company, certain production equipment for an aggregate amount of approximately $2.0 million. The Company will pay HNS at a rate of $4.94 per telematics hardware device manufactured using the production equipment; provided that (i) the Company will pay HNS a minimum of approximately $0.2 million under this arrangement by December 31, 2009 and (ii) the Company shall have paid HNS the balance of the amount owed under this arrangement plus all accrued interest by December 31, 2010. Interest will accrue on the outstanding balance at a rate of 11.00% per annum. The Company may pay the balance of the amount owed plus accrued interest in full at any time, and at the time the balance is paid in full, the Company will have the option to purchase the production test equipment from HNS for $1.00. As of June 30, 2009, the Company had an outstanding balance related to the equipment financing of approximately $2.2 million which is reflected in capital lease obligations on the accompanying condensed consolidated balance sheets.

Three members of the Company’s board of directors, the Chief Executive Officer and two additional directors who are affiliated with Apollo, are both members of the board of managers of HNS and the board of directors of HCI.

Trivergance

For consulting and financial advisory services provided in connection with the sale of the Series B Preferred Stock, the Company paid Trivergance, an affiliate of a member of the Company’s board of directors, approximately $1.3 million of cash and issued Trivergance a warrant to purchase the equivalent of 314,117 shares of common stock, comprised of 72,224 initial shares and 241,893 earn-out shares, at an equivalent exercise price of approximately $0.167 per share.

Trivergance Business Resources

In September 2008, the Company entered into a services agreement with Trivergance Business Resources (“TBR”), an affiliate of a member of the Company’s board of directors, pursuant to which TBR provided a marketing assessment and other research for the Company to aid in creating a marketing and retention platform. The Company agreed to pay TBR a fee of approximately $0.2 million, reasonable and customary travel expenses and certain other expenses incurred in connection with the engagement. Additionally, in November 2008, the Company entered into a letter agreement with TBR pursuant to which the Company has engaged TBR to provide certain marketing services in exchange for an approximately $0.1 million monthly draw against a per subscriber fee payable on certain subscribers acquired beginning in November 2008 and continuing through December 2010. For the three and six months ended June 30, 2009, TBR provided approximately $0.3 million and $0.7 million of services, respectively, to the Company.

(11) Contingencies and Commitments

Contractual Payment Obligations

The Company previously had a long-term contract with each of two automakers pursuant to which the automakers agreed to install telematics devices in their vehicles and permit the Company to exclusively provide telematics services to their new customers. Those contracts also required the Company to pay each automaker for certain non-recurring costs associated with the initiation of telematics services, up to an aggregate of $29.0 million between the two companies. In connection with its bankruptcy filing, Old Chrysler terminated its telematics services contract with the Company. Pursuant to the remaining contract, the Company is currently committed to pay $4.0 million on January 4, 2010. In accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), amounts paid under these agreements will be capitalized and recognized as a reduction of revenue over the term of the respective agreement. As of June 30, 2009, the Company had incurred approximately $8.5 million of non-recurring costs associated with the initiation of telematics services under these agreements which is included in other assets on the accompanying condensed consolidated balance sheet as of June 30, 2009. In light of the termination of the Company’s contract with Old Chrysler and the recent impasse in negotiations with Chrysler Group LLC (“New Chrysler”), the entity that purchased substantially all of Old Chrysler’s assets, regarding a new telematics services agreement, if the impasse is not resolved promptly, the Company expects to record an impairment charge related to amounts previously reimbursed to or paid on behalf of Old Chrysler related to the non-recurring costs associated with the initiation of telematics services for Old Chrysler.

In April 2008, the Company entered into a software license agreement pursuant to which it agreed to pay the software provider, in installments and upon certain conditions, an aggregate of $5.5 million in exchange for licenses to use its software in the Company’s service offerings enabled by the factory installed hardware. In addition, the Company has the option to acquire additional licenses on terms and conditions set forth in the agreement. Pursuant to the license agreement, the software supplier also agreed not to license its software to certain automotive manufacturers, other than through the Company. As of June 30, 2009, the Company had paid the software provider an aggregate of $3.3 million for prepaid royalties for licenses. Such amount has been reflected in other noncurrent assets on the accompanying condensed consolidated balance sheets. In April 2009, the Company amended the software license agreement to revise the payment schedule such that, within three business days of the date on which the Company (i) completes a financing resulting in net proceeds in excess of $15.0 million and (ii) has no fewer than three contracts executed with automotive manufacturers for a factory installed telematics system of which at least two of such contracts expressly provide for the installation of no fewer than an aggregate of 500,000 vehicles that use the software, the Company is required to pay the software supplier the remaining $2.2 million payable under the agreement as prepaid royalties for additional licenses.

In April 2008, the Company entered into an amended agreement with a supplier pursuant to which the Company committed to purchase services in an aggregate amount of no less than $6.0 million in the year ended December 31, 2009, and $9.0 million in the years ended December 31, 2010, 2011 and 2012. If it becomes probable that the anticipated services to be purchased under this agreement will be below the contractual minimums, the Company will record a liability for such anticipated shortfall. As of June 30, 2009, the Company expects to meet the contractual minimums and, accordingly, has not recorded a liability for an anticipated shortfall under this agreement.

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

The following table presents certain financial information on the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Revenues:
HUGHES Telematics	$—	$—	$—	$—
Networkfleet	8,306	7,000	15,855	12,975

Total	$8,306	$7,000	$15,855	$12,975

(Loss) Income from operations:
HUGHES Telematics	$(17,281)	$(11,193)	$(32,622)	$(20,312)
Networkfleet	280	165	758	(817)

Total	$(17,001)	$(11,028)	$(31,864)	$(21,129)

	June 30, 2009	December 31, 2008
	(in thousands)
Total assets:
HUGHES Telematics	$136,353	$88,341
Networkfleet	20,517	20,641

Total	$156,870	$108,982

Substantially all of the Company’s assets are located within the United States. As of each of June 30, 2009 and December 31, 2008, the Company included the $5.2 million of goodwill in the total assets of the Networkfleet segment.

(13)	Subsequent Events

The Company’s management has evaluated the period from July 1, 2009 through August 14, 2009, the date of issuance of this Quarterly Report on Form 10-Q for subsequent events requiring recognition or disclosure in the financial statements contained herein. During the period, no material recognizable subsequent events were identified. Non-recognizable subsequent events were identified and are disclosed below.

On April 30, 2009, Old Chrysler filed for bankruptcy protection under Chapter 11 of the United States bankruptcy code. On June 10, 2009, New Chrysler purchased substantially all of the assets of Old Chrysler in the bankruptcy process. At a hearing held on July 16, 2009, Old Chrysler rejected certain contracts, including the Company’s telematics services contract with Old Chrysler, and therefore, the contract was terminated. The Company had been in negotiations with New Chrysler concerning a new telematics services agreement. However, the parties recently reached an impasse in the negotiations, and as a result, the Company discontinued working with New Chrysler to deploy the Company’s hardware and launch the Company’s services in the fourth quarter of 2009 as previously planned. In light of the termination of the Company’s contract with Old Chrysler and the recent impasse in negotiations with New Chrysler, if the impasse is not resolved promptly, the Company will evaluate the amounts capitalized in connection with the provision of telematics services under the contract with Old Chrysler for impairment. On June 26, 2009, the Company obtained a waiver from its senior secured lenders under the Credit Agreement providing that the rejection of the Old Chrysler contract will not impact the Company’s existing obligations under the Credit Agreement.

On June 16, 2009, the Company initiated an offer to the holders of all of the 19,500,000 outstanding warrants to purchase shares of its common stock the opportunity, for a limited time, to exchange 20 warrants for one share of its common stock. The offer expired on July 24, 2009, and pursuant to the offer, the Company accepted for exchange 1,094,620 warrants and issued 54,731 shares of common stock. All of the warrants acquired in the exchange were terminated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with GAAP and should each be read together with our condensed consolidated financial statements and the notes to those condensed consolidated financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “may,” “estimate,” “strive,” “intend,” “will,” “should,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, and uncertainties, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference, except as may be required by securities laws, between our actual results and those reflected in these statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. The terms “HUGHES Telematics,” “we,” “us” and “our” refer to the business, operations and financial results of (i) Old HTI prior to the closing of the Merger and (ii) HUGHES Telematics, Inc. subsequent to the closing of the Merger, as the context requires.

Overview

We are an automotive telematics services company that currently provides and is further developing a broad suite of real-time services and applications to serve drivers and owners of automobiles. These services and applications will be enabled through a state-of-the-art communications infrastructure, including a hardware component that is factory-installed in new vehicles as a result of multi-year contractual arrangements with automotive manufacturers. In certain instances, these services will be available through our systems interfacing with compatible third-party hardware already installed by the automakers. We currently have a contract with Mercedes-Benz to provide telematics service in the United States starting in November of 2009, and continue to market our telematics services to other automakers. Additionally, we will offer our services to currently owned automobiles upon installation of a hardware device that will be distributed through after-market channels.

Through our wholly-owned subsidiary, Networkfleet, we currently offer remote vehicle monitoring and other data services with sales generated through a combination of distribution arrangements with large fleet management service providers, a network of resellers and direct sales. Unlike our service offerings enabled through factory-installed hardware, Networkfleet’s service offerings are enabled by an aftermarket hardware device that is sold by Networkfleet to be installed on existing vehicles. Owners and operators of a fleet of vehicles use these services to monitor driver performance for unauthorized or unsafe vehicle usage, as well as analyze data such as the current location of a vehicle, fuel consumption, mileage, emissions status and diagnostic trouble codes. From our inception through the six months ended June 30, 2009, all of our consolidated revenues were earned through the sale of Networkfleet’s products and services. For the six months ended June 30, 2009 and 2008, Networkfleet generated revenues of approximately $15.9 million and $13.0 million, respectively.

Although Networkfleet has been our sole source of revenue to date, we expect to derive our revenue increasingly from the telematics services provided to Mercedes-Benz vehicles, vehicles manufactured by automakers to whom we are currently marketing our services and vehicles which have our in-Drive after-market hardware device installed. We expect a significant portion of our future revenues to be generated from subscriptions for consumer service offerings, as well as from transaction or pre-paid package fees, automaker and dealer service offerings and from strategic relationships with third parties who are expected to develop applications for our services and product offerings. Customer churn will be an important metric that we will monitor and seek to minimize as we begin delivering our consumer service offerings. We anticipate periodically reporting customer churn as our operations mature.

While recent negative trends in automobile sales in the United States market are negatively impacting the financial results of automotive manufacturers, management does not believe that the current trends will have a significant long-term negative impact on our business. Our agreement with Mercedes-Benz requires it to equip an increasing number of its vehicles produced for sale in the United States market with a device that enables our service offerings until nearly all such vehicles are equipped with such devices by 2011. Accordingly, while the recent declines in production are significant and will impact the size of the potential customer base for services to factory-installed devices, we believe that if such current trends are consistent with the cyclical historical nature of the automotive industry, then the trends may be expected to abate and reverse over the next several years. In any case, the contracting demand for new vehicles in the United States market creates increased competition among automakers and provides additional incentive for them to offer products and services that help differentiate their vehicles. We believe that in trying to differentiate their vehicles, automakers will expedite the adoption rates for telematics services like those that we offer. While such adoption rates are currently subject to uncertainty, we are working with Mercedes-Benz and other third parties to enable a community of compelling content offerings and applications that will enhance the vehicle ownership experience. We are in discussions with numerous leading companies in the financial services, insurance, vehicle safety and recovery, real estate, Internet search, wireless communications, satellite broadcasting and vehicle navigation sectors to promote the availability of such content. Management believes that an increase in the range of third-party in-vehicle content offerings will have a positive impact on the adoption rate of telematics in the automobile industry, generally, and on our results of operations and financial condition, specifically.

Until recently, we also had a contract to be the telematics service provider in the United States for Old Chrysler. On April 30, 2009, Old Chrysler filed for bankruptcy protection under Chapter 11 of the United States bankruptcy code. On June 10, 2009, substantially all of Old Chrysler’s assets were sold to New Chrysler, a group whose members include Italian automaker Fiat SpA, the United Auto Workers union and the United States government. At a hearing held on July 16, 2009, Old Chrysler rejected certain contracts, including our telematics services contract with Old Chrysler, and therefore, our contract was terminated. We had been in negotiations with New Chrysler concerning a new telematics services agreement. However, the parties recently reached an impasse in the negotiations, and as a result, we discontinued working with New Chrysler to deploy our hardware and launch our services in the fourth quarter of 2009 as previously planned. In light of the termination of our contract with Old Chrysler and the recent impasse in negotiations with New Chrysler, if the impasse is not resolved promptly, we will evaluate the amounts capitalized in connection with the provision of telematics services under the contract with Old Chrysler for impairment. We currently estimate that such an impairment charge will be in a range from $0.4 million to $20.0 million. No future cash expenditures will be required in connection with the impairment.

Series B Convertible Preferred Stock

On March 12, 2009, we issued and sold 5,000,000 shares of Series B Preferred Stock for an aggregate purchase price of $50.0 million. AIF V PLASE, an affiliate of Apollo, purchased 1,200,000 shares of Series B Preferred Stock for $12.0 million of cash, and HCI, parent of HNS and an affiliate of Apollo, purchased 1,300,000 shares of Series B Preferred Stock through the conversion of $13.0 million of trade accounts payable transferred from HNS. The remaining 2,500,000 shares of Series B Preferred Stock were purchased by unrelated institutional investors for $25.0 million of cash. As a result of the sale of Series B Preferred Stock, approximately $5.3 million was released to us from an escrow account held for the benefit of our senior secured note holders. This amount constituted all funds remaining in the escrow account. For consulting and financial advisory services provided in connection with the sale of the Series B Preferred Stock, we paid Trivergance, an affiliate of a member of our board of directors, approximately $1.3 million of cash and issued Trivergance a warrant to purchase the equivalent of 314,117 shares of our common stock, comprised of 72,224 initial shares and 241,893 earn-out shares, at an equivalent exercise price of $0.167 per share.

In connection with the Merger, all outstanding shares of Series B Preferred Stock were exchanged for an aggregate of 12,500,000 shares of our common stock, comprised of 5,000,000 initial shares and 7,500,000 earn-out shares.

Merger with Polaris Acquisition Corp.

On March 31, 2009, Old HTI and Polaris consummated the Merger. Upon closing of the Merger, the outstanding equity securities of Old HTI were exchanged for an aggregate of 77,102,149 shares of our common stock, comprised of 19,854,018 initial shares and 57,248,131 earn-out shares. In addition, all options exercisable for Old HTI common stock issued and outstanding immediately prior to the Merger were exchanged for options exercisable for an aggregate of 2,274,935 shares of our common stock, which includes 1,751,859 earn-out options. The earn-out shares, which were issued into escrow, will be released to the Old HTI stockholders and the earn-out options will be eligible to be exercised, according to their terms, by the optionholders, each in three tranches, upon the trading share price of our common stock reaching at least $20.00, $24.50 and $30.50 (as may be adjusted or amended in accordance with the escrow agreement) within certain measurement periods over the five-year period following the closing of the Merger. The Old HTI stockholders placed 5,782,661 shares of common stock, comprised of 1,489,053 initial shares and 4,293,608 earn-out shares, in escrow until June 30, 2010 to indemnify us for the payment of indemnification claims that may be made as a result of breaches of Old HTI’s covenants, representations and warranties in the Merger Agreement. Pursuant to the Merger Agreement, the Polaris founders agreed to deposit an aggregate of 1,250,000 shares of their common stock into escrow at closing with such shares being released upon the achievement of the first share price target between the first and fifth anniversary of closing. Upon consummation of the Merger, the Polaris founders also transferred an aggregate of 168,000 shares of common stock to us, and such shares were cancelled.

Immediately prior to the consummation of the Merger, Old HTI extinguished its outstanding shares of Series A Preferred Stock through (i) the exercise by Communications LLC of outstanding warrants to purchase Old HTI common stock using shares of Series A Preferred Stock with an aggregate face value of $55.0 million and (ii) the exchange of shares of Series A Preferred Stock with an aggregate face value of $20.0 million for shares of Old HTI common stock. In connection with the Merger, all outstanding shares of Series B Preferred Stock were exchanged for an aggregate of 12,500,000 shares of our common stock, comprised of 5,000,000 initial shares and 7,500,000 earn-out shares.

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

Notwithstanding the legal form of the transaction, the Merger has been accounted for under the purchase method of accounting as a reverse acquisition, equivalent to a recapitalization, through the issuance of stock by Old HTI for the net monetary assets of Polaris. The determination of Old HTI as the accounting acquirer was made based on consideration of all quantitative and qualitative factors of the Merger, including significant consideration given to the fact that following consummation of the Merger (i) the stockholders of Old HTI controlled a majority of our voting power, (ii) the controlling stockholder of Old HTI prior to the Merger, together with its affiliates, controlled approximately 72% of our voting power and had the right to select a majority of the members of our board of directors and (iii) the management of Old HTI continued in all executive officer and other senior management positions and, accordingly, had day-to-day authority to carry out the business plan after the Merger. Accordingly, our historical financial statements prior to March 31, 2009 are the historical financial statements of Old HTI. The consolidated financial statements of Old HTI have been retroactively restated to reflect the recapitalization of Old HTI with the 77,102,149 shares of common stock issued to Old HTI equity holders in connection with the Merger.

Selected Segment Data

We classify our operations two principal business segments: (i) the HUGHES Telematics segment, which provides and is further developing the factory-installed, end-to-end telematics solution which is being marketed to automakers and includes the operations relating to the contracts with Old Chrysler and Mercedes-Benz; and (ii) the Networkfleet segment, which provides an aftermarket fleet management solution targeted to the local fleet market. All of our historical consolidated revenues have been earned through the sale of Networkfleet’s products and services. The following tables set forth revenues and operating loss by operating segments:

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Revenues:
HUGHES Telematics	$—	$—
Networkfleet	8,306	7,000

Total	$8,306	$7,000

(Loss) Income from operations:
HUGHES Telematics	$(17,281)	$(11,193)
Networkfleet	280	165

Total	$(17,001)	$(11,028)

Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Revenues

In the three months ended June 30, 2009 and 2008, we earned all of our revenues through the sale of Networkfleet’s products and services. Hardware revenues consist principally of the sale of Networkfleet’s telematics device. Service revenues reflect the consideration received for monitoring and tracking services, which are recognized as revenue when earned. The following table sets forth information related to Networkfleet’s revenue for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Service revenues	$5,585	$3,765
Hardware revenues	2,721	3,235

Total revenues	$8,306	$7,000

Total revenues for the three months ended June 30, 2009 increased to approximately $8.3 million, a 19% increase from the approximately $7.0 million of revenues in the three months ended June 30, 2008. The primary driver of the increase was service revenues, which increased by 48% in the three months ended June 30, 2009 compared to the same period last year. Units active on the network increased to approximately 94,000 as of June 30, 2009, a 25% increase from the approximately 75,000 units active as of June 30, 2008. As Networkfleet continues to sell additional hardware, service revenues are expected to continue to increase in future periods. Hardware unit sales decreased to approximately 8,000 units in the three months ended June 30, 2009, a 17% decrease from the approximately 9,600 units sold in the three months ended June 30, 2008. This decrease in unit sales is primarily due to the weak general economic conditions which is causing Networkfleet’s customer base to postpone previously planned purchases. As the domestic economy recovers, we expect unit sales to return to, at a minimum, historical levels.

Cost of Revenues

Cost of hardware sold consists primarily of the cost of direct materials required to produce Networkfleet’s telematics device, the cost of shipping and installing devices and the amortization of certain intangibles acquired in connection with the acquisition of Networkfleet. Cost of service includes per-unit monthly charges from various wireless, mapping, and roadside assistance providers as well as internal costs such as customer care agents providing service to subscribers. The following table sets forth information related to costs of revenue for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Cost of services	$1,646	$1,409
Cost of hardware sold	2,194	2,159

Total cost of revenues	$3,840	$3,568

Cost of revenues increased by $0.3 million, or 8%, in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Cost of hardware sold increased slightly in the three months ended June 30, 2009 compared to the same period last year, due to enhancements in Networkfleet’s installment services and consequently, an increased number of installations performed by Networkfleet. Cost of services increased by approximately 17% due to the increased number of active units on the network in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Cost of revenues as a percentage of total revenue decreased to 46% in the three months ended June 30, 2009 compared to 51% in the three months ended June 30, 2008. The decrease in cost of revenues as a percentage of revenue is due to the increase in service revenues as a percentage of total revenues. Service revenues earn higher gross profit margins than hardware revenues and accounted for 67% of total revenues in the three months ended June 30, 2009 compared to 54% in the same period last year. Upon launch of our service with Mercedes-Benz in the fourth quarter of 2009, our cost of revenues will increase.

Research and Development Expense

Research and development expense consists primarily of salaries and benefits for employees responsible for research and development activities, fees and expenses paid to HNS and other contracted labor and vendors who are providing services to us related to the development of our factory-installed hardware device and other infrastructure necessary for the provision of telematics services to vehicles, depreciation of property and equipment used in the development efforts and amortization of certain intangible assets acquired in connection with our acquisition of Networkfleet. Research and development expense for the three months ended June 30, 2009 increased to approximately $9.4 million from approximately $8.1 million for the three months ended June 30, 2008, an increase of approximately $1.3 million or 17%. In the three months ended June 30, 2009, we continued the development and testing of our telematics system, including the development of the second generation hardware device, which is expected to be ready for installation during 2010. The increase in research and development expense includes a $0.6 million increase in amounts expensed for work performed by HNS and other contracted labor and a $0.4 million increase in depreciation expense resulting from equipment purchased during 2008 and the six months ended June 30, 2009. During the three months ended June 30, 2009 and 2008, we capitalized $4.4 million and $2.3 million of software development costs which, once the software is ready for its intended use, will be amortized as a cost of service over the expected useful life of the software. In light of the termination of our contract with Old Chrysler and the recent impasse in negotiations with New Chrysler, we are currently evaluating our research and development efforts which were being performed in connection with the provision of services for New Chrysler. As a result of the evaluation, we expect that research and development expenses will decrease in future periods.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries, commissions and related benefits for employees engaged in maintaining and augmenting our automaker relationships and Networkfleet’s sales and marketing staff, trade shows, advertising and the amortization of certain intangible assets acquired in connection with the acquisition of Networkfleet. Sales and marketing expense for the three months ended June 30, 2009 increased to approximately $2.7 million from approximately $1.7 million for the three months ended June 30, 2008, an increase of approximately $1.0 million or 60%. This increase relates primarily to approximately $0.3 million of services provided in the three months ended June 30, 2009 by TBR, an affiliate of a member of our board of directors, related to the development of our marketing and customer retention platform and an approximately $0.3 million increase in compensation and benefits as the number of employees dedicated to sales and marketing activities increased in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 as we continued developing our relationship with Mercedes-Benz and Old Chrysler, pursued relationships with additional automakers, including New Chrysler, and developed our consumer marketing and branding strategy in anticipation of the launch of services enabled by factory-installed hardware in the fourth quarter of 2009. We expect sales and marketing expense to continue increasing as we plan to expand our marketing staff and other marketing related activities in anticipation of the launch of our service with Mercedes-Benz in the fourth quarter of 2009.

General and Administrative Expense

General and administrative expense consists primarily of facilities cost, finance, accounting, legal, human resources, information technology and other corporate costs, as well as the salaries and related benefits for those employees that support such functions. General and administrative expense for the three months ended June 30, 2009 increased to approximately $9.3 million from approximately $4.7 million for the three months ended June 30, 2008, an increase of approximately $4.6 million or 98%. The increase is primarily due to an approximately $2.4 million increase in compensation and benefits as total headcount involved in general and administrative activities increased as of June 30, 2009 compared to June 30, 2008, approximately $1.1 million of incremental costs incurred related to the design and implementation of the necessary systems and infrastructure for our operations, and an increase in depreciation of $0.8 million due to the deployment of the necessary systems and software for operations. We expect general and administrative expense to continue increasing as we continue adding functionality to our back office systems, develop our operational support functions and incur additional costs associated with operating as a public company. However, upon launch of our service with Mercedes-Benz in the fourth quarter of 2009, certain costs related to the provision of service, including costs associated with our customer care group which are currently recorded as a general and administrative expense, will be recorded as a cost of services.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2009 increased to approximately $2.6 million from approximately $2.5 million for the three months ended June 30, 2008, an increase of approximately $0.1 million. Interest expense, net for the three months ended June 30, 2009 consisted of $3.2 million of accrued interest, discount amortization and debt issuance cost amortization related to senior secured term indebtedness, $0.8 million of interest and discount amortization related to the senior subordinated unsecured term promissory notes and $0.2 million of interest on capital lease obligations and vendor financing partially offset by approximately $1.6 million of interest that was capitalized. Interest expense, net for the three months ended June 30, 2008 consisted primarily of $1.8 million of accrued interest, discount amortization and debt issuance cost amortization, $0.6 million of interest and discount amortization related to the senior subordinated unsecured term indebtedness, and $0.6 million of accretion of Series A Preferred Stock partially offset by $0.3 million of interest income and $0.2 million of interest expense that was capitalized.

Income Tax Expense

A provision in the Housing and Economic Recovery Act of 2008 allows corporations to claim a refund for certain tax credit carryforwards generated in taxable years beginning before January 1, 2006. We had intended to claim a refund for research and development tax credit carryforwards generated by Networkfleet in periods prior to 2006. However, in the three months ended June 30, 2009, we revised our tax planning strategy and now expect to defer using the research and development tax credit carryforwards until a future taxable year. As a result, we recorded income tax expense of approximately $0.1 million during the three months ended June 30, 2009 to reverse the income tax benefit recorded in the three months ended March 31, 2009 related to these tax credit carryforwards. As a result of our historical losses and our expectation that such losses will continue for the foreseeable future, we have recorded a full valuation allowance against our remaining net deferred tax assets and did not recognize a tax benefit for loss carryforwards and tax credits generated in the three months ended June 30, 2009 or 2008.

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenues

The following table sets forth information related to Networkfleet’s revenue for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Service revenues	$10,905	$7,140
Hardware revenues	4,950	5,835

Total revenues	$15,855	$12,975

Total revenues for the six months ended June 30, 2009 increased to approximately $15.9 million, a 22% increase from the approximately $13.0 million of revenues in the six months ended June 30, 2008. The primary driver of the increase was service revenues, which increased by 53% in the six months ended June 30, 2009 compared to the same period last year. Hardware unit sales decreased to approximately 15,000 units in the six months ended June 30, 2009, a 13% decrease from the approximately 17,000 units sold in the six months ended June 30, 2008. This decrease in unit sales is primarily due to the weak general economic conditions which is causing Networkfleet’s customer base to postpone previously planned purchases. As the domestic economy recovers, we expect unit sales to return to, at a minimum, historical levels.

Cost of Revenues

The following table sets forth information related to costs of revenue for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Cost of services	$3,269	$2,750
Cost of hardware	3,968	4,257

Total cost of revenues	$7,237	$7,007

Cost of revenues increased by $0.2 million, or 3%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Cost of hardware sold decreased by 7% in the six months ended June 30, 2009 compared to the same period last year, due primarily lower unit sales partially offset by an increase in unit installation costs in the six months ended June 30, 2009 compared to the same period last year. Cost of services increased by approximately 19% due to the increased number of active units on the network in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Cost of revenues as a percentage of total revenue decreased to 46% in the six months ended June 30, 2009 compared to 54% in the six months ended June 30, 2008. The decrease in cost of revenues as a percentage of revenue is due to the increase in service revenues as a percentage of total revenues. Service revenues accounted for 69% of total revenues in the six months ended June 30, 2009 compared to 55% in the same period last year. Upon launch of our service with Mercedes-Benz in the fourth quarter of 2009, our cost of revenues will increase.

Research and Development Expense

Research and development expense for the six months ended June 30, 2009 increased to approximately $18.5 million from approximately $15.2 million for the six months ended June 30, 2008, an increase of approximately $3.3 million or 21%. The increase in research and development expense includes a $2.0 million increase in amounts expensed for work performed by HNS and other contracted labor, a $0.4 million increase in compensation and benefits and a $0.7 million increase in depreciation expense. During the six months ended June 30, 2009 and 2008, we capitalized $8.1 million and $3.6 million of software development costs. In light of the termination of our contract with Old Chrysler and the recent impasse in negotiations with New Chrysler, we are currently evaluating our research and development efforts which were being performed in connection with the provision of services for New Chrysler. As a result of the evaluation, we expect that research and development expenses will decrease in future periods.

Sales and Marketing Expense

Sales and marketing expense for the six months ended June 30, 2009 increased to approximately $5.1 million from approximately $3.3 million for the six months ended June 30, 2008, an increase of approximately $1.7 million or 52%. This increase relates primarily to approximately $0.7 million of services provided in the six months ended June 30, 2009 by TBR, an approximately $0.4 million increase in compensation and benefits as the number of employees dedicated to sales and marketing activities increased in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, and an approximate $0.3 million increase in other marketing activities, including shows, events, and the development of content for our website. We expect sales and marketing expense to continue increasing as we plan to expand our marketing staff and other marketing related activities in anticipation of the launch of our service with Mercedes-Benz in the fourth quarter of 2009.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2009 increased to approximately $17.0 million from approximately $8.6 million for the six months ended June 30, 2008, an increase of approximately $8.4 million or 98%. The increase is primarily due to an approximately $3.4 million increase in compensation and benefits due to a higher headcount involved in general and administrative activities, an increase of approximately $2.1 million in professional fees primarily related to legal and other professional fees incurred in connection with the Merger, approximately $1.6 million of incremental costs incurred related to the design and implementation of the necessary systems and infrastructure for our operations and an increase in depreciation of $1.1 million. We expect general and administrative expense to continue increasing as we continue adding functionality to our back office systems, develop our operational support functions and incur additional costs associated with operating as a public company. However, upon launch of our service with Mercedes-Benz in the fourth quarter of 2009, certain costs related to the provision of service, including costs associated with our customer care group which are currently recorded as a general and administrative expense, will be recorded as a cost of services.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2009 increased to approximately $6.1 million from approximately $3.3 million for the six months ended June 30, 2008, an increase of approximately $2.8 million. Interest expense, net for the six months ended June 30, 2009 consisted of $6.2 million of accrued interest, discount amortization and debt issuance cost amortization related to senior secured term indebtedness, $1.6 million of interest and discount amortization related to the senior subordinated unsecured term promissory notes, $0.6 million of accretion of Series A Preferred Stock and $0.4 million of interest on capital lease obligations and vendor financing partially offset by approximately $2.6 million of interest that was capitalized and $0.1 million of interest income. Interest expense, net for the six months ended June 30, 2008 consisted primarily of $1.8 million of accrued interest, discount amortization and debt issuance cost amortization related to the senior secured term indebtedness, $0.6 million of interest and discount amortization related to the senior subordinated unsecured term indebtedness, and

$1.6 million of accretion of Series A Preferred Stock partially offset by $0.5 million of interest income and $0.3 million of interest expense that was capitalized.

Change in Fair Value of Derivative Instruments

Based on an evaluation of EITF 07-5, we determined that the warrants issued in connection with the issuance of the Series A Preferred Stock and the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which, in accordance with EITF 07-5, indicated that the warrants were not indexed to HUGHES Telematics stock. Accordingly, upon the adoption of EITF 07-5, we reclassified the $133.9 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009. We also determined that the automatic exchange feature of the Series B Preferred Stock pursuant to which the Series B Preferred Stock would be directly exchanged for shares of Polaris common stock in connection with the Merger should be considered a separate derivative instrument as, pursuant to guidance provided in EITF 07-5, the exchange provision was not considered indexed to HUGHES Telematics stock but rather indexed to Polaris stock. We recognized a charge of approximately $62.3 million in the six months ended June 30, 2009 related to the increase in fair market value of these instruments during such period. As the warrants were exercised and the Series B Preferred Stock was extinguished in connection with the Merger, we will not record additional charges in future periods related to these instruments.

Deemed Dividend on and Accretion of Convertible Preferred Stock

At the time of issuance of the Series B Preferred Stock, we allocated approximately $42.9 million of the proceeds to a beneficial conversion feature resulting from the ability of the holders of the Series B Preferred Stock to convert their shares of Series B Preferred Stock into shares of HUGHES Telematics common stock at a conversion price lower than the fair value of the HUGHES Telematics common stock at such time. As this conversion feature was immediately available to the holders of the Series B Preferred Stock, this discount on the Series B Preferred Stock was immediately accreted and a deemed dividend of approximately $42.9 million was recorded on the date of issuance. We recorded an additional deemed dividend of approximately $0.1 million in the six months ended June 30, 2009 representing the accretion of the discount on the Series B Preferred Stock related to the embedded derivative and issue costs over the 4.5 year period through October 1, 2013 when the Series B Preferred Stock first became redeemable at the option of the holder. Upon consummation of the Merger and the exchange of the Series B Preferred Stock for our common stock, we recorded an additional deemed dividend of approximately $13.6 million related to the difference between (i) the fair value of our common stock received by the holders of the Series B Preferred Stock and (ii) the carrying value of the Series B Preferred Stock, the amount allocated to the beneficial conversion feature and the embedded derivative for the automatic exchange provision. Each of these deemed dividends have been reflected in the condensed consolidated statements of operations in determining the net loss attributable to common stockholders.

Liquidity and Capital Resources

As of June 30, 2009, we had unrestricted cash and cash equivalents of approximately $43.9 million. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2008 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We believe that the unrestricted cash and cash equivalents on hand will allow us to continue operations through at least March 31, 2010. However, we expect our net losses and our negative cash flow to continue for the foreseeable future as we complete the development of our telematics system, make payments under our various contracts and incur marketing costs associated with the launch of service in automotive manufacturer vehicles in the fourth quarter of 2009. In light of these net losses and our negative cash flow, we expect to be required to raise additional capital in the future. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our credit facility, or we will need to obtain waivers from the lenders. Our credit facility contains covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. Debt or additional equity financing may not be available when needed on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in raising additional capital, if or when needed, to fund our operations.

Operating Activities

For the six months ended June 30, 2009, cash used in operating activities was approximately $18.5 million, consisting primarily of a net loss of $100.3 million, partially offset by a $62.3 million change in the market value of derivative instruments, $8.4 million of net changes in operating assets and liabilities, $3.5 million of interest accrued on long-term debt which will be paid in kind with such accrued interest being added to the outstanding principal balance of the long-term debt, $4.5 million of depreciation and amortization, $2.2 million of amortization of debt issuance costs and other discounts on the long-term debt, $0.5 million of non-cash interest expense related to the Series A Preferred Stock and $0.4 million of share-based compensation expense. For the six months ended June 30, 2008, cash used in operating activities was approximately $21.1 million, consisting primarily of a net loss of $24.3 million, increased by $3.5 million from changes in operating assets and liabilities, partially offset by $2.6 million of depreciation and amortization, $1.7 million of interest accrued on long-term debt, $0.6 million of amortization of debt issuance costs and other discounts on the long-term debt, $1.4 million of non-cash interest expense related to the Series A Preferred Stock and $0.2 million of share-based compensation expense.

Investing Activities

For the six months ended June 30, 2009, cash used in investing activities was approximately $12.5 million, consisting primarily of $9.3 million of capital expenditures related to the factory-installed telematics initiative, $8.1 million of capitalized software costs, $0.2 million deposited into a restricted cash account to collateralize letters of credit and $0.2 million of capital expenditures related to Networkfleet’s operations, partially offset by the release of $5.3 million of restricted cash that was previously held for the benefit of the lenders of the senior secured term indebtedness. For the six months ended June 30, 2008, cash used in investing activities was approximately $16.0 million, consisting primarily of the $7.0 million deposited into a restricted cash account for the benefit of the lenders of the senior secured term indebtedness, $3.5 million deposited into a restricted cash account to collateralize letters of credit that secure certain lease obligations, $3.6 million of capitalized software costs, $1.6 million of capital expenditures related to the factory-installed telematics initiative and $0.3 million of capital expenditures related to Networkfleet’s operations.

Financing Activities

For the six months ended June 30, 2009, cash provided by financing activities was approximately $57.1 million, consisting of the $97.2 million of net cash provided by the Merger and the $37.0 million of cash proceeds from the issuance and sale of Series B Preferred Stock, partially offset by $74.4 million paid to repurchase common shares in connection with the closing of the Merger, $1.8 million in fees and expenses paid in connection with the issuance of the Series B Preferred Stock and $1.1 million of payments on capital lease obligations. For the six months ended June 30, 2008, cash provided by financing activities was approximately $45.1 million, consisting of $40.0 million from the issuance of the senior secured term indebtedness with detachable warrants and $12.5 million from the issuance of senior subordinated unsecured notes, partially offset by $5.0 million used to redeem the outstanding shares of the Series B Redeemable Preferred Stock and $2.4 million of debt issuance costs related to the senior secured term indebtedness.

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

The senior secured term indebtedness is guaranteed by all of our existing and future domestic subsidiaries and is secured by all of its tangible and intangible assets. At our election, the term indebtedness bears interest at (i) the Prime Lending Rate plus 10.00% or (ii) for Eurocurrency borrowings, 11.00% plus the greater of LIBOR or 3.00%. In accordance with an agreement between us and one of the senior secured note holders, the interest rate on term indebtedness with a principal amount of $5.0 million will have an interest rate of no higher than 14.00% for the term of the debt. With respect to Eurocurrency borrowings, we may elect interest periods of one, two, three, or six months (or nine or twelve months if approved by each senior secured note holder), and interest is payable in arrears at the end of each interest period but, in any event, at least every three months. With respect to any interest period ending on or prior to March 31, 2010 and unless we elect at least three days prior to the beginning of any such interest period, the interest accrued on the term indebtedness will be paid in kind in arrears with such accrued interest being added to the outstanding principal balance of the term indebtedness. With respect to all interest periods ending after March 31, 2010, the accrued interest will be paid in cash in arrears. As of June 30, 2009, senior secured term indebtedness with an aggregate principal amount, including the accrued interest which had been paid in kind, of approximately $69.8 million was outstanding, and we had elected to convert all outstanding amounts to Prime Lending borrowings which resulted in the term indebtedness bearing an interest rate of 13.25%.

The Credit Agreement requires us to comply with negative covenants which include, among others, limitations on our ability to incur additional debt; create liens; pay dividends or make other distributions; make loans and investments; sell assets; redeem or repurchase capital stock or subordinated debt; engage in specified transactions with affiliates; consolidate or merge with or into, or sell substantially all of its assets to, another person; and enter into new lines of business. We may incur indebtedness beyond the specific limits allowed under the Credit Agreement, provided it maintains a leverage ratio of 5.0 to 1.0. In addition, we may incur limited indebtedness secured by junior and subordinated liens to the liens created under the Credit Agreement. Noncompliance with any of the covenants without cure or waiver would constitute an event of default. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Credit Agreement also contains other events of default (subject to specified grace periods), including defaults based on the termination of our contract with either Old Chrysler or Mercedes-Benz, events of bankruptcy or insolvency with respect to us and nonpayment of principal, interest or fees when due. On June 26, 2009, we obtained a waiver from the senior secured lenders under the Credit Agreement providing that the termination of the Old Chrysler contract would not constitute an event of default under the Credit Agreement. The Credit Agreement also requires us to use 25% of the net cash proceeds from certain equity issuances for the repayment of senior secured term indebtedness.

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

Series A Redeemable Preferred Stock

In July 2006, we issued and sold to Communications LLC, for an aggregate purchase price of $40.0 million, 4,000 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 12,191,598 shares of our common stock, comprised of 2,803,223 initial shares and 9,388,375 earn-out shares, at an equivalent exercise price of $0.82 per share. In June 2007, we issued and sold to Communications LLC, for an aggregate purchase price of $15.0 million, an additional 1,500 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 9,143,698 shares of our common stock, comprised of 2,102,417 initial shares and 7,041,281 earn-out shares, at an equivalent exercise price of $1.64 per share. In November 2007, we issued and sold to Communications LLC, for an aggregate purchase price of $20.0 million, an additional 2,000 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 12,191,598 shares of our common stock, comprised of 2,803,223 initial shares and 9,388,375 earn-out shares, at an equivalent exercise price of $2.46 per share. Immediately prior to the consummation of the Merger, the outstanding shares of Series A Preferred Stock were extinguished through (i) the exercise by Communications LLC of the outstanding warrants to purchase Old HTI common stock using shares of Series A Preferred Stock with an aggregate face value of $55.0 million and (ii) the exchange of shares of Series A Preferred Stock with an aggregate face value of $20.0 million for shares of Old HTI common stock which were subsequently exchanged in connection with the Merger for 2,000,000 shares of our common stock, comprised of 459,861 initial shares and 1,540,139 earn-out shares.

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

Tender Offer

On June 16, 2009, we initiated an offer to the holders of all of the 19,500,000 outstanding warrants to purchase shares of our common stock the opportunity, for a limited time, to exchange 20 warrants for one share of our common stock. The offer expired on July 24, 2009, and pursuant to the offer, we accepted for exchange the 1,094,620 warrants and issued 54,731 shares of common stock. All of the warrants acquired in the exchange were terminated.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expense during the periods presented. Although these estimates are based on management’s knowledge of current events and actions we may undertake in the future, actual results may differ from estimates. For a complete description of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Current Report on Form 8-K filed with the SEC on April 6, 2009.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. In light of the termination of our contract with Old Chrysler and the recent impasse in negotiations with New Chrysler, if the impasse is not resolved promptly, we will evaluate the amounts capitalized in connection with the provision of telematics services under the contract with Old Chrysler for impairment.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2 which delays the effective date of SFAS 157 by one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Those assets and liabilities measured at fair value under SFAS 157 as of June 30, 2009 and December 31, 2008 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which revised the guidance contained in SFAS No. 141, Business Combinations. Significant revisions include: (i) all transaction costs related to a business combination are to be expensed when incurred; (ii) certain contingent assets and liabilities purchased in a business combination are to be measured at fair value; (iii) contingent consideration (earn-out arrangements) paid in connection with a business combination are to be measured at fair value depending on the structure of the arrangements; and (iv) subsequent material adjustments made to the purchase price allocation will be recorded back to the acquisition date, which will cause revision of previously issued financial statements when reporting comparative period financial information in subsequent financial statements. SFAS 141(R) is effective for business combinations that are completed on or after January 1, 2009. As of December 31, 2008, we had incurred approximately $0.9 million in transaction costs related to the Merger. Upon adoption of SFAS 141(R), we expensed such transactions costs which are included in general and administrative expense in the condensed consolidated statements of operations for six months ended June 30, 2009.

In June 2008, the EITF issued Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock. Under EITF 07-5, a company first evaluates any contingent exercise provisions based on the guidance that was originally issued in EITF Issue No. 01-6, and second, evaluates the instruments’ settlement provisions. EITF 07-5 is effective for fiscal periods beginning after December 15, 2008. Based on an evaluation of EITF 07-5, we determined that the warrants issued in connection with the issuance of the Series A Preferred Stock and the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which, in accordance with EITF 07-5, indicated that the warrants were not indexed to HUGHES Telematics stock. Accordingly, upon the adoption of EITF 07-5, we reclassified the $133.9 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009. We also determined that the automatic exchange feature of the Series B Preferred Stock pursuant to which the Series B Preferred Stock would be directly exchanged for shares of Polaris common stock in connection with the Merger should be considered a separate derivative instrument as, pursuant to guidance provided in EITF 07-5, the exchange provision was not considered indexed to HUGHES Telematics stock but rather indexed to Polaris stock. We recognized a charge of approximately $62.3 million in the six months ended June 30, 2009 related to the increase in fair market value of these instruments during such period. As the warrants were exercised and the Series B Preferred Stock was extinguished in connection with the Merger, we will not record additional charges in future periods related to these instruments.

In June 2009, the FASB issued SFAS No. 165, Subsequent Events, SFAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after the balance sheet date and before the financial statements are issued. Some non-recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effects or a statement that such estimate cannot be made. This statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not affect our consolidated financial position, results of operations or cash flows.

Recently Issued Pronouncements

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162, which established the “FASB Accounting Standards Codification” as the single source of authoritative non-governmental GAAP which was launched on July 1, 2009. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification will be considered non-authoritative. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2009, we had approximately $47.9 million of cash, cash equivalents and restricted cash. This cash, cash equivalents and restricted cash is subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

We may suffer from fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. As of June 30, 2009, we had outstanding debt with an aggregate face amount, including interest which has been paid in kind, of approximately $88.5 million, which included variable rate borrowings of approximately $69.8 million. As of June 30, 2009, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense by approximately $0.7 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In evaluating our common stock, you should carefully consider, in connection with other information in this report, the risks described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our operations and business. If we do not successfully address any of these risks, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common stock may decline. We cannot assure you that we will successfully address these risks.

To date, we have generated only losses, which are expected to continue for the foreseeable future.

For the six months ended June 30, 2009, the years ended December 31, 2008 and 2007 and for the period from January 9, 2006 (inception) to December 31, 2006, we incurred a net loss of approximately $100.6 million, $57.5 million, $32.3 million and $3.8 million, respectively, and used cash in operations of approximately $18.5 million, $39.1 million, $23.6 million and $2.8 million, respectively, in connection with the development of our factory-installed hardware devices (the “telematics control unit” or “TCU”) and telematics system and the operations of our Networkfleet subsidiary. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2008 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As of June 30, 2009, we had unrestricted cash and cash equivalents of approximately $43.9 million and an accumulated deficit of approximately $294.2 million. There is no assurance that we will be successful in obtaining additional financing to fund our operations beyond such period. We expect our net losses and negative cash flow to continue for the foreseeable future, as we complete the development of our telematics system, make further expenditures under our various contracts and begin to incur marketing costs associated with the launch of service in automotive manufacturer vehicles in the fourth quarter of 2009. We cannot assure you that our net losses and negative cash flow will not accelerate and surpass our expectations nor can we assure you that we will ever generate any net income or positive cash flow.

We are completing the development of our first generation telematics product installed in vehicles and have not yet generated any revenue from our service offerings for vehicles with factory-installed hardware or from our in-Drive product offering.

To date, all of our revenues have been earned through the sale of Networkfleet’s products and services, and no revenues have been generated from services enabled by factory-installed telematics devices. We need to complete the development of certain of our operating systems before we can start commercial operation and generate revenues from our service offerings for Mercedes-Benz vehicles with factory-installed hardware or from our in-Drive aftermarket product offering. Unless we successfully complete the development of these operating systems, we will not become profitable, and an investor will likely lose money on his investment. We cannot assure you that we will successfully complete, in a cost effective or timely manner, the development of operating systems that meet automakers’ specifications or that allow us to successfully generate revenue. If we fail to do so, our business will be materially and negatively impacted.

Our success depends on the success of Mercedes-Benz with which we have a strategic relationship.

Our service offerings for vehicles with factory-installed hardware are necessarily tied to having relationships with automakers and the success of those automakers. To the extent Mercedes-Benz decreases the volume of vehicles they manufacture for the domestic market, we will have a smaller addressable customer base. We cannot control the decisions of Mercedes-Benz or any other automaker with which we develop strategic relationship regarding how many vehicles they manufacture or what lines, if any, they cease manufacturing in the face of general economic conditions, market pressures or internal financial demands. A significant decrease in actual production in the future by Mercedes-Benz may have a material and negative impact on our business.

Our key service agreement is with Mercedes-Benz and is subject to numerous risks, including early termination and prolonged reduction in production volume.

We currently have a service agreement to provide our telematics solution to Mercedes-Benz vehicles and expect to generate significant future revenues from this agreement. We have a long-term contract with Mercedes-Benz pursuant to which it has agreed to install telematics devices in its vehicles and permit us to exclusively provide telematics services to its new customers. If we are unable to meet performance requirements of the contract and subsequently lose the Mercedes-Benz relationship, it would have a material adverse impact on our business and prospects. If Mercedes-Benz materially lowers its production volume for a prolonged period of time and we did not obtain additional customers or offsetting sources of revenue, our growth prospects would be materially harmed. Our prospects and future revenues may be negatively impacted by a prolonged contraction of demand for the vehicles produced by Mercedes-Benz.

There can be no assurances we will execute a telematics services contract with an additional automaker which could adversely affect our growth prospects.

Until recently, we had a contract to be the telematics service provider in the United States for Old Chrysler. On April 30, 2009, Old Chrysler filed for bankruptcy protection under Chapter 11 of the United States bankruptcy code. On June 10, 2009, substantially all of Old Chrysler’s assets were sold to New Chrysler. At a hearing held on July 16, 2009, Old Chrysler rejected certain contracts, including our telematics services contract with Old Chrysler, and therefore, our contract was terminated. We had been in negotiations with New Chrysler concerning a new telematics services agreement. However, the parties recently reached an impasse in the negotiations, and as a result, we discontinued working with New Chrysler to deploy our hardware and launch our services in the fourth quarter of 2009 as previously planned. Business with New Chrysler was a potential source of future growth. If we do not sign an additional agreement with another automaker or do not establish additional lines of business or otherwise expand our existing business, our growth prospects could be materially adversely affected.

Our business and growth may be significantly impacted by events in the overall global economy. Automakers, particularly United States automakers, are facing significant financial and structural challenges, and the automotive industry in general is undergoing a period of reorganization, the effects of which are difficult to predict.

A significant portion of our business depends on the willingness of automakers to install our products in their vehicles. The business and the results of the automotive industry are tied to industry and general economic conditions. The global economic recession, as well as the continued credit crisis and related turmoil in the global financial system, has had and will continue to have an impact on the business and financial condition of the automakers. Continuing and new and unforeseen effects of global economic events could have a material adverse impact on our customers, causing them to fail to meet their obligations to us. Also, we are subject to the risks arising from changes in legislation and government regulation associated with any such recession or economic slowdown. Any of these events could negatively impact our business, results of operations, and financial condition. If this recession becomes a prolonged economic crisis, it will likely have a material adverse effect on our results of operations.

Old Chrysler and General Motors each filed for bankruptcy protection, and recently emerged. New Chrysler’s organizational structure has been significantly changed from that of Old Chrysler. At the same time, the number of vehicles sold industry-wide declined dramatically in the last six months of 2008 compared to the last six months of 2007, a decline which has continued significantly in the first half of 2009. The U.S. domestic automobile industry may be further negatively impacted by conditions such as increases in costs, government regulations, disruptions of supply, shortages of raw materials, labor disputes or by global and local economic conditions, including increases in the rate of unemployment, changes in consumer confidence levels, the availability of credit and the availability and cost of fuel. To the extent an automaker with which we have a contract faces adverse conditions resulting in a decrease in production volume, our business may be negatively affected. To the extent the automotive industry in general faces adverse conditions, automakers may be less willing to enter into contracts with us, which would have a negative impact on the growth of our business. Furthermore, economic conditions may cause subscribers to services offered by us to reduce or stop their use of such services, resulting in decreased revenues for us. We also may experience delays or losses with respect to the collection of payments due from customers in the automotive industry experiencing financial difficulties. Adverse business or financial conditions affecting individual automotive manufacturers or their suppliers or the automotive industry generally, including potential additional bankruptcies of automotive companies and their suppliers, as well as market disruption that could result from future consolidation in the automotive industry, could have a material adverse effect on our business.

We must meet certain developmental milestones and provide certain levels of service upon product launch.

Our agreement with Mercedes-Benz requires us to meet certain developmental milestones and to maintain certain minimum service level standards. The agreement may be terminated by Mercedes-Benz upon a material breach by us, including upon our failure to meet certain of the developmental milestones or to satisfy the required service levels. As our operating systems are still being tested and developed, we may not be able to meet the requirements or our obligations under the agreements. To the extent we fail to meet our material obligations under the contract and it is terminated, our business and prospects would be severely impaired.

Competition for telematics service contracts with automakers is significant.

While we have entered into an exclusive relationship with Mercedes-Benz to provide specified telematics services to new vehicles manufactured by Mercedes-Benz for the United States market starting in November 2009, competition for new contracts to provide services similar to our services is significant. Certain of our current and potential competitors, including OnStar, could also have significantly greater name recognition and financial, marketing, management and other resources than we do. They may be able to respond more quickly to changes in customer preferences or devote greater resources to developing and promoting their service offerings. We cannot guarantee that we can maintain our competitive position relative to our current and potential competitors, especially those with greater financial, marketing, management and other resources than we will have.

Competition for subscribers could negatively affect our business.

Indirectly, certain of our services compete with services provided by wireless devices such as cellular telephones and carriers of mobile communications, as well as aftermarket telematics providers. As wireless providers in the U.S. market complete their service build-out for location-based services, this competition may increase significantly or could jeopardize the commercial viability of certain of our services. Consumers may opt for certain services offered by wireless carriers, such as navigation, despite the scope of our service offerings, rather than those offered by us. In addition, starting in November 2009, while we will be the exclusive telematics service provider to Mercedes-Benz for all new Mercedes-Benz vehicles sold in the United States, we expect to have to compete with the incumbent service provider, ATX Group, Inc., for legacy Mercedes-Benz customers. Although Mercedes-Benz supports us as the provider of choice for such legacy customers, there can be no assurance that we will be successful in converting such customers at the rates we expect or without incurring material additional costs.

We have significant indebtedness, the terms of which limit the operation of our business, and a failure to generate significant cash flow could render us unable to service such obligations.

As of June 30, 2009, we had outstanding long-term indebtedness with an aggregate principal balance of approximately $88.5 million, consisting of $69.8 million of senior secured term indebtedness issued under a credit facility and $18.7 million of senior subordinated unsecured promissory notes. While we may elect to pay in kind the interest accrued on the senior secured term indebtedness until March 31, 2010 and on the senior subordinated unsecured promissory note until the October 1, 2013 maturity date (i.e., with such accrued interest being added to the outstanding principal balance of the term indebtedness), after March 31, 2010 and until the March 31, 2013 maturity date of the senior secured term indebtedness, the accrued interest must be paid in cash.

In addition, the senior secured term indebtedness bears variable interest at a rate equal to, at our option, (i) 11% plus the greater of the LIBOR or 3% (pursuant to an agreement with one of the senior secured note holders, the interest rate on senior secured term indebtedness with a principal amount of $5.0 million cannot exceed 14%) or (ii) 10% plus the prime lending rate. In the event interest rates rise, the result would be higher interest costs for us. Our ability to service this indebtedness will be dependent on our ability to generate cash from internal operations or raise equity sufficient to make required payments on such indebtedness. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under credit facilities in an amount sufficient to enable us to pay this indebtedness and fund operating and liquidity requirements. We may need to refinance all or a portion of this indebtedness on or before maturity; however, we may not be able to refinance any of this indebtedness on commercially reasonable terms, or at all.

Furthermore, the senior secured credit facility contains restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. An event of default, including from the failure to comply with the covenants or from the termination of the Mercedes-Benz contract, could, if not cured or waived, result in the acceleration of all of our outstanding indebtedness.

We may require additional financing to fund our operations and execute our business plan.

We cannot assure you that our net losses and negative cash flow will not accelerate and surpass our expectations, potentially significantly, nor can we assure you that we will ever generate any net income or positive cash flow. In light of these net losses and our negative cash flow, we may be required to raise additional capital in the future. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our credit facility, or we will need to obtain waivers from our lenders. Our credit facility contains covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing we obtain may impose various restrictions and additional covenants on us, which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities, and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of our existing and future stockholders. Debt or additional equity financing may not be available when needed on terms favorable to us or at all, and our failure to attract a sufficient amount of additional debt or equity capital may impair our ability to fund our operations and execute on our business plan.

Substantially all of our assets are used to collateralize our senior secured credit facility.

Our senior secured credit facility is secured by substantially all of our assets, including cash, inventory and accounts receivable. The credit agreement governing our credit facility contains various covenants that restrict our business. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the credit facility. Upon the occurrence of an event of the default under the credit facility, substantially all of our assets would be subject to liquidation by the creditors, which could result in no assets being left available to the stockholders.

Our long development and sales cycle will place considerable demands on our resources and liquidity.

We expect that it will take several years from the date we commence negotiations with an automaker to the date we are able to collect fees for the provision of services. Negotiation with an automaker regarding a commercial arrangement for services to be offered in vehicles is a long and complicated process. Once a contract is executed, our TCU, if required by the contract, may need to be further developed or modified and will need to be tested to ensure that they or other systems properly operate with that automaker’s vehicle systems. Furthermore, the manufacturing and installation schedule for the TCU must be coordinated to coincide with the automaker’s model development, manufacturing and release schedules. Even after vehicles with our factory-installed TCUs are released for sale, there may be a period of up to a year before we are able to collect fees for services provided to vehicle owners. This relatively long development and sales cycle may place considerable demands on our liquidity and capital resources for the foreseeable future.

We cannot assure you that automakers will expand service offerings beyond traditional telematics services or do so at the rates we expect.

The continued rate of integration of telematics into vehicles, including both traditional safety and security features, such as those we currently expect to be our initial consumer service offerings, and future service offerings, such as diagnostics, navigation with integrated traffic, convenience services and infotainment, is subject to uncertainty. The uncertainty concerning the rate of integration of both traditional and future telematics services stems from a number of issues including:

•	the relative early stage of the industry itself;

•	uncertainties regarding the longer-term appeal of telematics services; and

•

competitive uncertainties, including whether current or future consumer products will materially alter the industry. Consumer products that are or could become direct competition for certain services include location-enabled cellular telephones; PDAs; navigation systems; factory-installed, in-vehicle communications and entertainment systems; and aftermarket telematics equipment.

As a result of these and other issues, automakers may limit the use of telematics services utilizing factory-installed devices to traditional safety and security services, or limit deployment of future services to select brands, models or pricing categories. If automakers do not integrate telematics programs into future automobiles, our business and growth prospects will suffer.

Not all automakers should be regarded as prospects for strategic relationships, since some may resist outsourcing their telematics programs and others may not embrace our approach to telematics services.

Not all automakers will solicit the assistance of an outside service provider to perform the services component of their telematics programs and may decide instead to develop in-house telematics capabilities. If automakers in general, or potential automakers with which we are pursuing strategic relationships, in particular, conclude that the disadvantages of engaging a third-party service provider for assistance outweigh the advantages, our growth prospects will suffer. These automakers may resist using an outside telematics service provider such as us for a number of reasons, including:

•	the risks or perceived risks of providing third-party service providers with access to their proprietary technology or information;

•	a desire to retain control over all consumer-related functions;

•	concerns over the level of service to be expected from a third-party service provider and the ability to properly measure acceptable levels of service; and

•	a belief that the automaker maintains all of the necessary infrastructure, personnel, systems and other resources necessary to manage the program internally.

For those automakers that do outsource telematics, not all will ultimately embrace our approach to telematics services. As a result, not all automakers should be regarded as prospects for strategic relationships.

Failure of third-party vendors to support our efforts in a timely manner would delay the generation of revenues or could result in cancellation of our arrangements.

Although we are responsible for the design and related requirements of the TCUs, we rely to a significant degree on the support and performance of third-party vendors in connection with the development and testing of the TCU, as well as the completion of the design, development, launch and operation of our telematics system. We will also rely on third parties to manufacture our TCU. A failure by any one of these vendors to perform its obligations to us in a timely or proper manner could result in a delay in the launch of our service, a breach of our obligations to automakers or could result in the termination of our contract with Mercedes-Benz or any other future partner, which would severely impair our business and prospects. In such an instance, we could also face material liabilities to the automakers in excess of insured amounts or the contractual indemnity of the vendor.

Our business may be impaired if a third party infringes on our intellectual property rights.

Certain aspects of our service depend, in part, upon intellectual property that we have developed or will develop in the future. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and technical know-how. If the intellectual property that we use is not adequately protected, others will be permitted to and may duplicate our service without liability. In addition, others may challenge, invalidate or circumvent our intellectual property rights, patents or existing sublicenses. In addition, some of the know-how and technology we have developed and plan to develop will not be covered by United States patents. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. Other parties may have patents or pending patent applications which will later mature into patents or inventions which may block our ability to provide some of our services. We may have to resort to litigation to enforce our rights under license agreements or to determine the scope and validity of other parties’ proprietary rights in the subject matter of those licenses. This activity may be expensive. Also, we may not succeed in any such litigation.

We may become involved in intellectual property or other disputes that could harm our business.

Third parties, including competitors, may already have patents on inventions, or may obtain patents on new inventions in the future, that could limit our ability to provide services in the future. Such third parties may claim that our products or services infringe their patent rights and assert claims against us. In addition, we have agreed in some of our contracts, and may in the future agree in other contracts, to indemnify third parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties as it relates to the services we provide. We, or third parties that we are obligated to indemnify, may receive notifications alleging infringements of intellectual property rights relating to our business, the provision of our services or the products previously sold by us. If any infringement claim is successful against us, we may be required to pay substantial damages or we may need to seek and obtain a license of the other party’s intellectual property rights. We may be required to redesign those services that use the infringed technology. Moreover, we may be prohibited from selling, using or providing our services that use the challenged intellectual property.

Rapid technological changes could make our service less attractive.

The wireless industry is characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. If we are unable to keep pace with these changes, our business may be harmed. Products using new technologies, or emerging industry standards, could make our technologies less attractive. In addition, we may face unforeseen problems when developing our services which could harm our business. Because we will depend on third parties to develop technologies used in key elements of our products, more advanced technologies which we may wish to use may not be available to us on reasonable terms or in a timely manner. Furthermore, our competitors may have access to technologies not available to us, which may enable them to produce products of greater interest to consumers or automakers, or at a more competitive cost.

Systems failures or interruptions to our service may have a negative impact on our revenues, damage our reputation and decrease our ability to attract new customers to our service offering.

Our ability to provide uninterrupted service and high quality customer support will depend on the efficient and uninterrupted operation of our computer and communications systems. The systems that we expect to use to integrate the various elements of a telematics program and deliver our services will be complex and may contain undetected errors, especially when first introduced. These errors may not be discovered until after a vehicle model has been launched with our service offering or after consumers begin using the service. Any disruption of our services, computer systems or communications networks, or those of third parties we rely on, could result in the inability of consumers to receive our services for an indeterminate period of time, which could cause us to lose automakers’ confidence or revenue or to face litigation. If we experience frequent or persistent systems failures, our business and prospects may be irreparably harmed.

We may be exposed to potential liability for actual or perceived failure to provide required services.

Because consumers subscribing to our safety and security services rely on us in emergency situations, we may be exposed to potential claims for damages, including special or consequential damages, as a result of an actual or perceived failure of our safety and security services. Our failure or inability to meet a driver’s expectations in the performance of our services, or to do so in the time frame required by the driver, regardless of responsibility for such failure, could result in liability against us, harm to our business or reputation and/or discourage other automakers from integrating telematics into future vehicles or from engaging us to provide telematics services.

Our expected future growth will place a significant strain on our management, systems and resources.

Our business was formed in January 2006 and has grown quickly. In order to execute our business strategy, we will continue to experience significant growth, which will place a significant strain on our systems, processes, resources, management and other infrastructure and support mechanisms. To manage the anticipated growth of our operations, we will be required to:

•	improve existing and implement new operational, financial and management information controls, reporting systems and procedures;

•	establish relationships with additional vendors, suppliers and strategic partners and maintain existing relationships; and

•	hire, train, manage and retain additional personnel.

To the extent we are unable to assemble the personnel, controls, systems, procedures and relationships necessary to manage our future growth, if any, management resources may be diverted, and our opportunity for success may be limited.

Our inability to identify, hire and retain qualified personnel would adversely affect our business.

Our continued success will depend, to a significant extent, upon the performance and contributions of our senior management and upon our ability to attract, motivate and retain highly qualified management personnel and employees. We depend upon our key senior management to effectively manage our business in a highly competitive environment. If one or more of our key officers joins a competitor or forms a competing company, we may experience material interruptions in product development, delays in bringing products to market, difficulties in our relationships with automakers, suppliers and customers, and loss of additional personnel, which could significantly harm our business, financial condition, operating results and projected growth.

Additionally, failure to continue to attract and retain qualified management personnel could adversely affect our business and growth prospects. We compete to hire new employees, and we then must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover could deplete our institutional knowledge base and erode our competitive advantage.

Regulations concerning consumer privacy may adversely affect our business.

Certain technologies that we currently support, or may in the future support, are capable of collecting personally-identifiable information and vehicle-specific information such as performance data and error codes. Vehicle-specific information may also reveal personally-identifiable information. We anticipate that as telematics programs continue to develop, in the future it will be possible to collect or monitor substantially more of this kind of information. A growing body of laws designed to protect the privacy of personally-identifiable information, as well as to protect against its misuse, and the judicial interpretations of such laws, may adversely affect the growth of our business. In the United States, these laws could include the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Fair Credit Reporting Act and the Gramm-Leach Bliley Act, as well as various state laws and related regulations. In addition, certain governmental agencies, like the Federal Trade Commission, have the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate or maintain personal information in an unfair or deceptive manner. In particular, such laws could limit our ability to collect information related to users of our services, to store or process that information in what would otherwise be the most efficient manner, or to commercialize new services based on new technologies. The evolving nature of all of these laws and regulations, as well as the evolving nature of various governmental bodies’ enforcement efforts, and the possibility of new laws in this area, may adversely affect our ability to collect and disseminate or share certain information about consumers and may negatively affect the ability of automakers or dealers to make use of that information. If we fail to successfully comply with applicable regulations in this area, our business and prospects could be harmed.

Consumer avoidance of services which collect, store or use personally-identifiable data could adversely affect our business.

Consumer sentiment regarding privacy issues is constantly evolving. Such consumer sentiment may affect the buying public’s interest in our current or future service offerings. In some cases, consumer groups and individual consumers have already begun to vigorously lobby against, or otherwise express significant concern over, the collection, storage and/or use of personally-identifiable information. Accordingly, privacy concerns of consumers may influence automakers to refrain from adopting telematics programs, especially those which involve more advanced programs, which could in turn harm the overall telematics industry or, depending on our programs, our prospects. Moreover, strong consumer attitudes often precipitate new regulations like the ones described above. If we fail to successfully monitor and consider the privacy concerns of consumers, our business and prospects would be harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

None

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

Date: August 14, 2009	By:	/s/ JEFFREY A. LEDDY
Jeffrey A. Leddy Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ CRAIG J. KAUFMANN
Craig J. Kaufmann Vice President Finance and Treasurer (Principal Financial and Accounting Officer)