Form 10-Q
period 2009-09-30
HUGHES Telematics, Inc.
filed 2009-11-13
CIK 1410240

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-33860

HUGHES Telematics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0443717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

41 Perimeter Center East, Suite 400 Atlanta, Georgia	30346
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2009, 84,570,957 shares of the registrant’s common stock were outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HUGHES TELEMATICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$21,842	$17,837
Restricted cash	—	5,333
Accounts receivable, net	3,946	5,697
Inventories	1,834	2,014
Prepaid expenses	1,911	967
Deferred income taxes	51	116
Other current assets	1,951	974

Total current assets	31,535	32,938
Restricted cash	450	3,750
Property and equipment, net	31,427	21,341
Capitalized software, net	17,975	16,749
Intangible assets, net	13,859	16,419
Goodwill	5,169	5,169
Debt issuance costs	5,112	6,086
Other assets	8,060	6,530

Total assets	$113,587	$108,982

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$15,820	$16,158
Accrued liabilities	6,607	6,237
Deferred revenue	216	480
Current portion of capital lease obligations	4,306	1,738
Other current liabilities	279	361

Total current liabilities	27,228	24,974
Series A Redeemable Preferred Stock (Note 7)	—	62,092
Long-term debt	77,620	66,596
Capital lease obligations	3,969	5,593
Deferred income taxes	51	116
Other liabilities	1,098	281

Total liabilities	109,966	159,652

Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value. Authorized 10,000,000 shares, no shares issued and outstanding at September 30, 2009	—	—
Common stock, $0.0001 par value. Authorized 155,000,000 shares; issued and outstanding 84,570,957 and 22,778,792 shares at September 30, 2009 and December 31, 2008, respectively	8	2
Additional paid-in capital	338,923	42,964
Accumulated deficit	(335,310)	(93,636)

Total stockholders’ equity (deficit)	3,621	(50,670)

Total liabilities and stockholders’ equity (deficit)	$113,587	$108,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Services	$5,845	$4,249	$16,750	$11,389
Hardware	2,868	3,741	7,818	9,576

Total revenues	8,713	7,990	24,568	20,965

Costs and expenses:
Cost of services	1,755	1,565	5,023	4,315
Cost of hardware sold	2,136	2,546	6,104	6,803
Research and development	8,089	8,480	26,551	23,678
Sales and marketing	2,766	2,023	7,825	5,356
General and administrative	11,159	5,484	28,121	14,050
Impairment charges	20,762	—	20,762	—

Total costs and expenses	46,667	20,098	94,386	54,202

Loss from operations	(37,954)	(12,108)	(69,818)	(33,237)
Interest income	51	291	104	777
Interest expense	(3,195)	(3,577)	(9,385)	(7,328)
Change in fair value of derivative instruments	—	—	(62,316)	—
Other income	—	—	—	143

Loss before income taxes	(41,098)	(15,394)	(141,415)	(39,645)
Income tax expense	12	—	12	—

Net loss	(41,110)	(15,394)	(141,427)	(39,645)
Deemed dividend on and accretion of convertible preferred stock	—	—	(56,619)	—

Net loss attributable to common stockholders	$(41,110)	$(15,394)	$(198,046)	$(39,645)

Basic and diluted loss per common share	$(1.71)	$(3.27)	$(11.19)	$(8.41)

Basic and diluted weighted average common shares outstanding	24,042,090	4,712,501	17,692,728	4,712,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(141,427)	$(39,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,486	4,209
Change in fair value of derivative instruments	62,316	—
Non-cash impairment charges	19,097	—
Interest expense on Series A Redeemable Preferred Stock	496	2,056
Interest expense on long-term debt and capital leases	5,522	3,847
Amortization of debt issuance costs and discounts on long-term debt	3,362	1,425
Share-based compensation expense	975	337
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,751	(862)
Inventories	180	149
Prepaid expenses and other assets	(7,127)	(6,563)
Accounts payable and accrued and other liabilities	12,478	4,532
Deferred revenue	(264)	(198)

Net cash used in operating activities	(35,155)	(30,713)

Cash flows from investing activities:
Purchases of property and equipment	(11,231)	(6,470)
Increase in capitalized software	(10,241)	(7,788)
Decrease (Increase) in restricted cash	8,633	(10,323)

Net cash used in investing activities	(12,839)	(24,581)

Cash flows from financing activities:
Proceeds from merger with Polaris Acquisition Corp.	97,242	—
Proceeds from the issuance of Series B Convertible Preferred Stock	37,000	—
Payment of fees related to issuance of Series B Convertible Preferred Stock	(1,780)	—
Repayment of capital lease obligations	(5,961)	(523)
Repurchase of common stock	(74,356)	—
Payment of fees related to warrant exchange	(200)	—
Proceeds from the exercise of warrants	54	—
Proceeds from issuance of long-term debt	—	67,500
Payments of debt issuance costs	—	(3,046)
Redemption of Series B Redeemable Preferred Stock	—	(5,000)

Net cash provided by financing activities	51,999	58,931

Net increase in cash and cash equivalents	4,005	3,637
Cash and cash equivalents, beginning of period	17,837	22,017

Cash and cash equivalents, end of period	$21,842	$25,654

Supplemental noncash disclosure:
Issuance of Series B Convertible Preferred Stock in exchange for a trade payable	$13,000	$—
Issuance of common stock in connection with the exercise of warrants using shares of Series A Redeemable Preferred Stock	$207,218	$—
Issuance of common stock in exchange for Series A Redeemable Preferred Stock	$20,000	$—
Issuance of common stock in exchange for Series B Redeemable Preferred Stock	$109,750	$—
Property and equipment acquired by capital lease obligations	$6,302	$8,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stock Repurchase Obligation	Total Stockholders’ Equity (Deficit)	Comprehensive Income
	Shares	Amount
Balance, December 31, 2008	22,778,782	$2	$42,964	$(93,636)	$—	$(50,670)
Cumulative effect of change in accounting principle (see Note 4)	—	—	(33,639)	(100,247)	—	(133,886)
Issuance of warrant to advisor in connection with the sale of the Series B Convertible Preferred Stock	—	—	2,099	—	—	2,099
Issuance of common stock and recapitalization in connection with merger with Polaris Acquisition Corp.	14,082,663	2	94,006	—	(74,356)	19,652
Issuance of common stock in connection with the exercise of warrants	6,296,473	1	37,027	—	—	37,028
Issuance of common stock in connection with the exercise of warrants using shares of Series A Redeemable Preferred Stock	33,526,894	3	207,215	—	—	207,218
Issuance of common stock in exchange for Series A Redeemable Preferred Stock	2,000,000	—	20,000	—	—	20,000
Extinguishment of Series A Redeemable Preferred Stock prior to mandatory redemption date	—	—	(12,288)	—	—	(12,288)
Issuance of common stock in exchange for Series B Convertible Preferred	12,500,000	1	109,749	—	—	109,750
Deemed dividend on and accretion of Series B Convertible Preferred Stock	—	—	(56,619)	—	—	(56,619)
Repurchase of common stock	(7,439,978)	(1)	(74,355)	—	74,356	—
Issuance of common stock to advisors of Polaris Acquisition Corp.	226,592	—	1,989	—	—	1,989
Share-based compensation	544,800	—	975	—	—	975
Issuance of common stock in connection with the warrant exchange	54,731	—	(200)	—	—	(200)
Net loss	—	—	—	(141,427)	—	(141,427)	$(141,427)

Balance, September 30, 2009	84,570,957	$8	$338,923	$(335,310)	$—	$3,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Description of Business

HUGHES Telematics, Inc. (the “Company”) is a telematics services company that currently provides and is further developing a broad suite of real-time services and applications to serve drivers and owners of automobiles. The Company’s technology allows for two-way voice and data communications with a vehicle which supports numerous applications including safety and security services, infotainment and convenience services, location-based services and remote vehicle diagnostics. These applications are enabled through a state-of-the-art communications infrastructure that can interface with either a hardware device that is factory-installed in vehicles through arrangements with automotive manufacturers or is installed in existing vehicles on an aftermarket basis through distribution arrangements with companies and organizations with large customer or membership bases. Through its Networkfleet, Inc. (“Networkfleet”) subsidiary, the Company also provides an aftermarket wireless fleet management solution targeted to the local fleet market.

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

The following table presents the net assets of Polaris acquired in connection with the Merger:

March 31, 2009
(in thousands)
Cash	$97,242
Accounts payable and accrued liabilities	(3,234)

Net assets acquired	$94,008

(3)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of the Company and its wholly-owned subsidiary Networkfleet. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 and the related notes thereto which have been included in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 24, 2009. The results of the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. All intercompany balances and transactions have been eliminated.

During the nine months ended September 30, 2009, the years ended December 31, 2008 and 2007 and for the period from January 9, 2006 to December 31, 2006, the Company incurred a net loss of approximately $141.4 million, $57.5 million, $32.3 million and $3.8 million, respectively, and used cash in operations of approximately $35.2 million, $39.1 million, $23.6 million and $2.8 million, respectively. As a result of the Company’s historical net losses and its limited capital resources, the Company’s independent registered public accounting firm’s report on the Company’s financial statements as of and for the year ended December 31, 2008 includes an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2009, the Company had unrestricted cash and cash equivalents of approximately $21.8 million and an accumulated deficit of approximately $335.3 million. Management believes that the cash and cash equivalents on hand will allow the Company to continue operations through at least March 31, 2010. There is no assurance that the Company will be successful in obtaining additional financing to fund its operations beyond such period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)	Recent Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard governing fair value measurement. This standard defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The fair value standard was to be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of the fair value standard by one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Those assets and liabilities measured at fair value as of September 30, 2009 and December 31, 2008 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB revised prior guidance governing accounting for business combinations. Significant revisions include: (i) all transaction costs related to a business combination are to be expensed when incurred; (ii) certain contingent assets and liabilities purchased in a business combination are to be measured at fair value; (iii) contingent consideration (earn-out arrangements) paid in connection with a business combination are to be measured at fair value depending on the structure of the arrangements; and (iv) subsequent material adjustments made to the purchase price allocation will be recorded back to the acquisition date, which will cause revision of previously issued financial statements when reporting comparative period financial information in subsequent financial statements. The revised guidance is effective for business combinations that are completed on or after January 1, 2009. As of December 31, 2008, the Company had incurred approximately $0.9 million in transaction costs related to the Merger which are included in other current assets in the accompanying condensed consolidated balance sheets. Upon adoption of the revised business combinations guidance, the Company expensed such transaction costs which are included in general and administrative expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2009.

In June 2008, the Emerging Issues Task Force (“EITF”) issued guidance on determining whether an instrument, including embedded features, is indexed to an entity’s own stock. Under the new guidance, a company first evaluates any contingent exercise provisions based on the previously existing guidance, and second, evaluates the instruments’ settlement provisions. This guidance is effective for fiscal periods beginning after December 15, 2008. Based on an evaluation of the newly effective guidance, the Company determined that the warrants issued in connection with the issuance of the Series A Preferred Stock and the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which under the new guidance, indicated that the warrants were not indexed to HUGHES Telematics stock. Accordingly, upon the adoption of the new guidance, the Company reclassified the $133.9 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009. The Company also determined that the automatic exchange feature of the Series B Preferred Stock pursuant to which the Series B Preferred Stock would be directly exchanged for shares of Polaris common stock in connection with the Merger should be considered a separate derivative instrument as, pursuant to the new guidance, the exchange provision was not considered indexed to HUGHES Telematics stock but rather indexed to Polaris stock. The Company recognized a charge of approximately $62.3 million in the nine months ended September 30, 2009 related to the increase in fair market value of these instruments during such period. As the warrants were exercised and the Series B Preferred Stock was extinguished in connection with the Merger, the Company will not record additional charges in future periods related to these instruments.

In June 2009, the FASB issued additional guidance over the disclosure of subsequent events that requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after the balance sheet date and before the financial statements are issued. Some non-recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effects or a statement that such estimate cannot be made. This guidance applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of the subsequent events guidance did not affect the consolidated financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued the Accounting Standards Codification (“Codification”) which established the Codification as the single source of authoritative non-governmental GAAP which was launched on July 1, 2009. The Codification does not change current GAAP but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification will be considered non-authoritative. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Our adoption of the Codification was effective for the three month period ended September 30, 2009 and did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2009, the EITF issued a consensus on Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”). EITF 08-1 provides a greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. EITF 08-1 requires the use of an estimated selling price to allocate arrangement consideration, and eliminates the residual method of allocation. EITF 08-1 will become effective for the Company on January 1, 2011; however, earlier adoption is permitted. The adoption of EITF 08-1 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2009, the EITF issued a consensus on Issue No. 09-3, Certain Revenue Arrangements that Include Software Elements (“EITF 09-3”). EITF 09-3 amends the scope of existing guidance to exclude tangible products that include software and non-software components that function together to deliver the products essential functionality. EITF 09-3 will become effective for the Company on January 1, 2011; however, earlier adoption is permitted. The adoption of EITF 09-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

(5)	Impairment of Long-Lived Assets

On April 30, 2009, Chrysler LLC, now known as Old Carco LLC (“Old Chrysler”), filed for bankruptcy protection under Chapter 11 of the United States bankruptcy code. On June 10, 2009, Chrysler Group LLC (“New Chrysler”) purchased substantially all of the assets of Old Chrysler in the bankruptcy process. At a hearing held on July 16, 2009, Old Chrysler rejected certain contracts, including the Company’s telematics services contract with Old Chrysler, and therefore, the contract was terminated. The Company had been in negotiations with New Chrysler concerning a new telematics services agreement. However, during the third quarter, the parties reached an impasse in the negotiations, and as a result, the Company discontinued working with New Chrysler to deploy the Company’s hardware and launch the Company’s services in the fourth quarter of 2009 as previously planned.

In light of the termination of the Company’s contract with Old Chrysler and the discontinuation of work towards launch with New Chrysler, the Company evaluated for impairment certain equipment, capitalized software costs and other assets related to the deployment of hardware and services to New Chrysler vehicles. Accordingly, the Company recorded impairment charges in the three months ended September 30, 2009 totaling approximately $20.8 million to write down these assets to their estimated net realizable values. The impairment consisted of approximately $11.8 million of capitalized software, approximately $3.6 million of equipment and approximately $5.4 million of other assets. Notwithstanding the foregoing, the Company continues to market portions of the underlying technology that was developed in the effort for Old Chrysler to other interested parties.

(6)	Long-Term Debt

The components of long-term debt were as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Senior secured term indebtedness	$62,132	$53,572
Senior subordinated unsecured promissory note	15,488	13,024

Total long-term debt	$77,620	$66,596

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

The senior secured term indebtedness is guaranteed by all of the Company’s existing and future domestic subsidiaries and is secured by all of its tangible and intangible assets. At the election of the Company, the term indebtedness bears interest at (i) the Prime Lending Rate plus 10.00% or (ii) for Eurocurrency borrowings, 11.00% plus the greater of London Interbank Offered Rate (“LIBOR”) or 3.00%. In accordance with an agreement between the Company and one of the senior secured note holders, the interest rate on term indebtedness with an initial principal amount of $5.0 million will have an interest rate of no higher than 14.00% for the term of the debt. With respect to Eurocurrency borrowings, the Company may elect interest periods of one, two, three, or six months (or nine or twelve months if approved by each senior secured note holder), and interest is payable in arrears at the end of each interest period but, in any event, at least every three months. With respect to any interest period ending on or prior to March 31, 2010 and unless the Company elects at least three days prior to the beginning of any such interest period, the interest accrued on the term indebtedness will be paid in kind in arrears with such accrued interest being added to the outstanding principal balance of the term indebtedness. With respect to all interest periods ending after March 31, 2010, the accrued interest will be paid in cash in arrears. As of September 30, 2009 and December 31, 2008, senior secured term indebtedness with an aggregate principal amount, including the accrued interest which had been paid in kind, of approximately $72.1 million and $65.4 million, respectively, was outstanding. As of September 30, 2009, the Company had elected that all outstanding amounts consist of Prime Lending borrowings which resulted in the term indebtedness bearing an interest rate of 13.25%.

The Credit Agreement requires the Company to comply with negative covenants which include, among others, limitations on the Company’s ability to incur additional debt; create liens; pay dividends or make other distributions; make loans and investments; sell assets; redeem or repurchase capital stock or subordinated debt; engage in specified transactions with affiliates; consolidate or merge with or into, or sell substantially all of its assets to, another person; and enter into new lines of business. The Company may incur indebtedness beyond the specific limits allowed under the Credit Agreement, provided it maintains a leverage ratio of 5.0 to 1.0. In addition, the Company may incur limited indebtedness secured by junior and subordinated liens to the liens created under the Credit Agreement. Noncompliance with any of the covenants without cure or waiver would constitute an event of default. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The Credit Agreement also contains other events of default (subject to specified grace periods), including defaults based on the termination of the Company’s contract with either Old Chrysler, or Mercedes-Benz USA, LLC (“Mercedes-Benz”), events of bankruptcy or insolvency with respect to the Company and nonpayment of principal, interest or fees when due. On June 26, 2009, the Company obtained a waiver from the senior secured lenders under the Credit Agreement providing that the termination of the Old Chrysler contract would not constitute an event of default under the Credit Agreement. The Credit Agreement also requires the Company to use 25% of the net cash proceeds from certain equity issuances for the repayment of senior secured term indebtedness. As of September 30, 2009, the Company was in compliance with all covenants in the Credit Agreement.

In accordance with the guidance over accounting for debt with conversion and other options, as of each issuance date, the Company ascribed value to the senior secured term indebtedness and the related warrants based on their relative fair values. As such, an aggregate of $46.9 million was allocated to the senior secured term indebtedness and an aggregate of $12.1 million was allocated to the warrants. The resulting discount from the face value of the senior secured term indebtedness resulting from the ascribed value to the warrants will be amortized as additional interest expense over the term of the senior secured term indebtedness using the effective interest rate method.

In connection with the issuance of the senior secured term indebtedness to Apollo Investment Fund V (PLASE) LP (“AIF V PLASE”), an affiliate of Apollo, on December 12, 2008, the Company recorded a deemed capital contribution of approximately $1.0 million related to the difference between (i) the fair value of the note using an estimated interest rate the Company would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the stated interest rate. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The discount from the face value of the senior secured term indebtedness resulting from the deemed capital contribution will be amortized as additional interest expense over the term of the senior secured term indebtedness using the effective interest rate method.

Based on an evaluation of the newly effective guidance over whether an instrument or embedded features are indexed to an entity’s own stock, the Company determined that the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which, in accordance with the applicable guidance, indicated that the warrants were not indexed to HUGHES Telematics stock and thus required the Company to account for the warrants as a derivative instrument which was marked to market with the change in fair value of the warrant being recognized as a gain or loss in the Company’s consolidated statements of operations. Specifically, the provision which indicated that the warrants were not indexed to HUGHES Telematics stock was an anti-dilution provision which allowed for a reduction in the exercise price of the warrant to the extent an affiliate of HUGHES Telematics who also held warrants received a more favorable anti-dilution adjustment than the adjustment otherwise provided for in the lender warrants. Accordingly, upon the adoption of the newly effective guidance, the Company reclassified the $26.7 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009. The Company recognized a charge of approximately $10.3 million in the nine months ended September 30, 2009 related to the increase in fair market value of these instruments during such period. Such charge is included in change in fair value of derivative instruments on the accompanying condensed consolidated statements of operations. As the warrants were automatically exercised in accordance with their terms upon consummation of the Merger, the Company will not record additional charges in future periods related to these warrants.

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

At the time of issuance of each promissory note, the Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

(7)	Series A Redeemable Preferred Stock

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

As of each sale date, the Company ascribed value to the Series A Preferred Stock and the warrant based on their relative fair values. As such, an aggregate of $54.8 million was allocated to Series A Preferred Stock and an aggregate of $20.2 million was allocated to the warrants. The Series A Preferred Stock was accounted for in accordance with the guidance on accounting for instruments with characteristics of liabilities and equity, with the accretion of the book value of the Series A Preferred Stock up to the $75.0 million redemption amount being recorded as interest expense on the accompanying condensed consolidated statements of operations.

Based on an evaluation of newly effective guidance in determining whether an instrument or embedded features are indexed to an entity’s own stock, the Company determined that the warrants issued in connection with the issuance of the Series A Preferred Stock contained provisions which, in accordance with the new guidance, indicated that the warrants were not indexed to HUGHES Telematics stock and thus required the Company to account for the warrants as a derivative instrument which are marked to market with the change in fair value of the warrant being recognized as a gain or loss in the Company’s consolidated statements of operations. Specifically, the provisions which indicated that the warrants were not indexed to HUGHES Telematics stock were (i) an anti-dilution provision which allowed for a reduction in the exercise price of the warrant if the Company either issued equity shares for a price that was lower than the exercise price of the warrant or issued new warrants or convertible instruments that had a lower exercise price and (ii) a provision which allowed for an adjustment to the anti-dilution provisions to the extent the Company issued new warrants or convertible instruments that contained more favorable anti-dilution provisions. Accordingly, upon the adoption of the newly effective guidance, the Company reclassified the $107.2 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle of January 1, 2009. The Company recognized a charge of approximately $45.0 million in the nine months ended September 30, 2009 related to the increase in fair market value of these instruments during such period. Such charge is included in change in fair value of derivative instruments on the accompanying condensed consolidated statements of operations. As the warrants were exercised in connection with the Merger, the Company will not record additional charges in future periods related to these warrants.

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

(8)	Series B Convertible Preferred Stock

On March 12, 2009, the Company issued and sold 5,000,000 shares of Series B Preferred Stock for an aggregate purchase price of $50.0 million. AIF V PLASE purchased 1,200,000 of such shares of Series B Preferred Stock for $12.0 million of cash, and Hughes Communications, Inc. (“HCI”) parent of Hughes Network Systems, LLC (“HNS”) and an affiliate of Apollo, purchased 1,300,000 of such shares of Series B Preferred Stock through the conversion of $13.0 million of trade accounts payable transferred from HNS. The remaining 2,500,000 shares of Series B Preferred Stock were purchased by unrelated institutional investors for $25.0 million of cash. As a result of the sale of Series B Preferred Stock, the remaining approximately $5.3 million was released from the escrow account held for the benefit of the senior secured note holders. For consulting and financial advisory services provided in connection with the sale of the Series B Preferred Stock, the Company paid Trivergance, LLC (“Trivergance”), an affiliate of a member of the Company’s board of directors, approximately $1.3 million of cash and issued Trivergance a warrant to purchase the equivalent of 314,117 shares of common stock, comprised of 72,224 initial shares and 241,893 earn-out shares, at an equivalent exercise price of approximately $0.167 per share.

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

The Company evaluated the Series B Preferred Stock to determine whether any of the features included in the Series B Preferred Stock should be treated as an embedded derivative which would be accounted for as a separate instrument under the guidance over accounting for derivative instruments and hedging activities. The Company determined that the automatic exchange feature of the Series B Preferred Stock pursuant to which the Series B Preferred Stock would be directly exchanged for shares of Polaris common stock in connection with the Merger should be considered a separate derivative instrument as, pursuant to new guidance over determining whether an instrument or embedded features are indexed to an entity’s own stock, the exchange provision was not considered indexed to HUGHES Telematics stock but rather indexed to Polaris stock. Accordingly, at the time of issuance, the Company estimated the fair value of the exchange feature by using available market information and commonly accepted valuation methodologies and ascribed approximately $7.1 million of the proceeds from the issuance of the Series B Preferred Stock to the exchange feature and recorded a liability in such amount. During the nine months ended September 30, 2009, the Company recognized a charge of approximately $7.0 million related to the increase in fair market value of the exchange feature during the period. Such charge is included in change in fair value of derivative instruments on the accompanying condensed consolidated statements of operations. As the Series B Preferred Stock was extinguished in connection with the Merger, the Company will not record additional charges in future periods related to this derivative instrument.

The remaining $42.9 million of proceeds from the issuance of the Series B Preferred Stock was accounted for in accordance with the applicable guidance over accounting for convertible securities with beneficial conversion features. Accordingly, a discount on the Series B Preferred Stock was recorded for the entire balance of the remaining proceeds, with that amount allocated to a beneficial conversion feature resulting from the ability of the holders of the Series B Preferred Stock to convert the shares of Series B Preferred Stock into shares of HUGHES Telematics common stock at a conversion price lower than the fair value of the HUGHES Telematics common stock at such time. As this conversion feature was immediately available to the holders of the Series B Preferred Stock, the related discount on the Series B Preferred Stock was immediately accreted and a deemed dividend of approximately $42.9 million was recorded on the date of issuance. The Company recorded an additional deemed dividend of approximately $0.1 million in the nine months ended September 30, 2009 representing the accretion of the discount on the Series B Preferred Stock related to the embedded derivative and issue costs over the 4.5 year period through October 1, 2013 when the Series B Preferred Stock first became redeemable at the option of the holder. Upon consummation of the Merger and the exchange of the Series B Preferred Stock for Company common stock, the Company recorded an additional deemed dividend of approximately $13.6 million related to the difference between (i) the fair value of the Company common stock received by the holders of the Series B Preferred Stock and (ii) the carrying value of the Series B Preferred Stock, the amount allocated to the beneficial conversion feature and the embedded derivative for the automatic exchange provision. Each of these deemed dividends have been reflected in the accompanying condensed consolidated statements of operations in determining the net loss attributable to common stockholders.

(9)	Warrant Exchange

On June 16, 2009, the Company initiated an offer to the holders of all of the 19,500,000 outstanding warrants to purchase shares of its common stock the opportunity, for a limited time, to exchange 20 warrants for one share of its common stock. The offer expired on July 24, 2009, and pursuant to the offer, the Company accepted for exchange 1,094,620 warrants and issued 54,731 shares of common stock. All of the warrants acquired in the exchange were cancelled.

(10)	Share-Based Compensation

The Company’s 2006 Stock Incentive Plan (“2006 Plan”) provides for share-based compensation awards, including incentive stock options, non-qualified stock options and share awards, to the Company’s officers, employees, non-employee directors and non-employee consultants. There are 3,047,900 shares of common stock authorized for issuance under the 2006 Plan. The 2006 Plan is administered by the Company’s board of directors which determines eligibility, amount, and other terms and conditions of awards. Options awarded under the 2006 Plan generally have a term of ten years and an exercise price equal to or greater than the fair value of the underlying shares of common stock on the date of grant. Generally, half of each award vests in equal parts over a period of three years of continued employment or service to the Company. The remaining half of each award vests upon the achievement of certain pre-established performance goals set by the Company’s board of directors. In the event an option holder’s service to the Company is terminated for either (i) other than good reason, as defined in the 2006 Plan, before the fifth anniversary of the holder’s service to the Company or (ii) cause, the Company may repurchase any stock obtained through the exercise of a stock option within 180 days of such holder’s termination date at a price equal to the lesser of the fair market value of the stock on the date of termination or the exercise price of the stock option. In the event an option holder’s service to the Company is terminated for any of (i) good reason, as defined in the 2006 Plan, (ii) other than cause or (iii) following the fifth anniversary of such holder’s service to the Company, the Company may repurchase any stock obtained through the exercise of a stock option within 180 days of such holder’s termination date at a price equal to the fair market value of the stock on the date of termination. As of September 30, 2009, options to purchase 2,160,335 shares of common stock were outstanding under the 2006 Plan, and there were 826,607 shares of common stock available for future grants.

In March 2009, the Company adopted the 2009 Equity and Incentive Plan (the “2009 Plan”) which provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers, employees, advisors and consultants of the Company and its subsidiaries who are selected for participation in the 2009 Plan. There are 2,500,000 shares of common stock authorized for issuance under the 2009 Plan. The 2009 Plan is administered by the compensation committee of the Company’s board of directors which determines eligibility, amount, and other terms and conditions of awards. During the nine months ended September 30, 2009, the Company granted, under the 2009 Plan, options to purchase an aggregate of 1,327,486 shares of common stock, 543,000 shares of restricted common stock and 16,800 shares of unrestricted common stock. As of September 30, 2009, options to purchase 1,267,486 shares of common stock, and 528,000 shares of restricted stock were outstanding under the 2009 Plan, and there were 687,714 shares of common stock available for future grants under the 2009 Plan.

In accordance with the applicable accounting guidance governing share-based payments, the Company records compensation expense for all share-based awards issued. For the three months ended September 30, 2009 and 2008, the Company recorded approximately $0.5 million and $0.1 million of compensation expense, respectively, related to share-based grants. For the nine months ended September 30, 2009 and 2008, the Company recorded approximately $1.0 million and $0.3 million of compensation expense, respectively, related to share-based grants. Such compensation expense is included in research and development, sales and marketing and general and administrative expense in the accompanying condensed consolidated statements of operations.

Stock Options

The following table reflects stock option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2008	2,302,366	$2.20
Granted	1,327,486	$5.19
Forfeited	(202,031)	$2.94

Outstanding at September 30, 2009	3,427,821	$3.31	$1,295

Exercisable at September 30, 2009	162,230		$119

The following table provides information about stock options that are outstanding and exercisable as of September 30, 2009:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)
$1.65	683,333	$1.65	7.6	77,715	$1.65	7.5
$2.47	1,477,002	$2.47	8.2	84,515	$2.47	8.2
$5.19	1,267,486	$5.19	9.7	—	n/a	n/a

For stock option awards outstanding as of September 30, 2009, the Company expects to recognize approximately $5.5 million of additional compensation expense over the remaining average service period of approximately 2.6 years.

Restricted Stock

The following table reflects restricted stock activity:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2008	—	$—
Granted	543,000	$4.56
Forfeited	(15,000)	$5.19

Outstanding at September 30, 2009	528,000	$4.55

For restricted stock awards outstanding as of September 30, 2009, the Company expects to recognize approximately $2.1 million of additional compensation expense over the remaining average service period of approximately 2.0 years.

(11)	Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. During all periods presented, the Company had potential common shares, including shares issuable upon the exercise of outstanding stock options and warrants and shares held in escrow pending satisfaction of a contingency, which could potentially dilute basic loss per common share in the future but have been excluded from the computation of diluted loss per common share as the effect would have been anti-dilutive. For the three and nine months ended September 30, 2009 and 2008, there were 82,537,985 and 56,035,715 potential common shares, respectively, excluded from the computation of diluted loss per share, consisting of shares (i) issuable upon the exercise of outstanding stock options and warrants, (ii) held in escrow be released to the Old HTI stockholders upon achievement of the specified price targets and (iii) held in escrow to indemnify the Company for the payment of indemnification claims that may be made as a result of breaches of Old HTI’s covenants, representations and warranties in the Merger Agreement. For the nine months ended September 30, 2009, the Company excluded the 7,439,978 shares of common stock which the Company repurchased following consummation of the Merger from the calculation of the weighted average number of common shares outstanding during such period.

(12)	Related Party Transactions

Apollo Global Management LLC

Communications LLC and AIF V PLASE are investment funds affiliated with Apollo. As of September 30, 2009, Apollo, through Communications LLC and AIF V PLASE, owned approximately 68% of the Company’s outstanding common stock. HCI, also an affiliate of Apollo, owned an additional approximately 4% of the Company’s outstanding common stock.

On March 31, 2008, the Company issued to Communications LLC a senior subordinated unsecured promissory note with a principal amount of $12.5 million and a maturity date of October 1, 2013 (see Note 6). The note bears interest at a rate of 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity. In connection with the issuance of the note, the Company recorded a deemed capital contribution of approximately $2.4 million related to the difference between (i) the fair value of the note using an estimated interest rate the Company would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the 15.00% stated interest rate.

On December 12, 2008, the Company issued AIF V PLASE, for aggregate consideration of $5.0 million, additional senior secured term indebtedness with a principal amount of $5.0 million and warrants to purchase the equivalent of 402,993 shares of Company common stock, comprised of 92,660 initial shares and 310,333 earn-out shares, at an equivalent exercise price of less than $0.01 per share (see Note 6). In connection with the issuance of the note, the Company recorded a deemed capital contribution of approximately $1.0 million related to the difference between (i) the fair value of the note using an estimated interest rate the Company would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the stated interest rate.

On December 12, 2008, the Company issued to AIF V PLASE a senior subordinated unsecured promissory note with a principal amount of $3.5 million and a maturity date of October 1, 2013 (see Note 6). The note bears interest at a rate of 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity. In connection with the issuance of the note, the Company recorded a deemed capital contribution of approximately $2.4 million related to the difference between (i) the fair value of the note using an estimated interest rate the Company would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the 15.00% stated interest rate.

On the date of each issuance, the Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

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

Hughes Network Systems

In July 2006, HNS, a wholly-owned subsidiary of HCI and an affiliate of Apollo, granted a limited license to HUGHES Telematics allowing the Company to use the HUGHES trademark. The license is limited in that the Company may use the HUGHES trademark only in connection with its business of automotive telematics and only in combination with the Telematics name. As partial consideration for the license, the agreement provides that HNS will be the Company’s preferred engineering services provider. The license is royalty-free, except that the Company has agreed to commence paying a royalty to HNS in the event the Company no longer has a commercial or affiliated relationship with HNS. As contemplated by the license terms and while the definitive agreement governing the relationship was being negotiated, HNS provided engineering development services to the Company pursuant to an Authorization to Proceed. In January 2008, HUGHES Telematics and HNS executed a definitive agreement pursuant to which HNS is continuing to provide the Company with engineering development and manufacturing services. For the three months ended September 30, 2009 and 2008, HNS provided approximately $4.0 million and $9.3 million of services, respectively, to the Company. For the nine months ended September 30, 2009 and 2008, HNS provided approximately $20.3 million and $22.0 million of services, respectively, to the Company. As of September 30, 2009 and December 31, 2008, the Company had an outstanding balance, not including the equipment financing discussed below, of approximately $8.5 million and $8.9 million, respectively, payable to HNS.

In June 2008, the Company and HNS entered into an arrangement pursuant to which HNS purchased, on behalf of the Company, certain production equipment for an aggregate amount of approximately $2.0 million. The Company was to pay HNS at a rate of $4.94 per telematics hardware device manufactured using the production equipment; provided that (i) the Company will pay HNS a minimum of approximately $0.2 million under this arrangement by December 31, 2009 and (ii) the Company shall have paid HNS the balance of the amount owed under this arrangement plus all accrued interest by December 31, 2010. Interest will accrue on the outstanding balance at a rate of 11.00% per annum. The Company may pay the balance of the amount owed plus accrued interest in full at any time, and at the time the balance is paid in full, the Company will have the option to purchase the production test equipment from HNS for $1.00. As of September 30, 2009, the Company had an outstanding balance related to the equipment financing of approximately $2.3 million which is reflected in capital lease obligations on the accompanying condensed consolidated balance sheets.

Three members of the Company’s board of directors, the Chief Executive Officer and two additional directors who are affiliated with Apollo, are members of the board of managers of HNS and the board of directors of HCI.

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

Trivergance Business Resources

In September 2008, the Company entered into a services agreement with Trivergance Business Resources (“TBR”), an affiliate of a member of the Company’s board of directors, pursuant to which TBR provided a marketing assessment and other research for the Company to aid in creating a marketing and retention platform. The Company paid TBR a fee of approximately $0.2 million, reasonable and customary travel expenses and certain other expenses incurred in connection with the engagement. Additionally, in November 2008, the Company entered into a letter agreement with TBR pursuant to which the Company has engaged TBR to provide certain marketing services in exchange for an approximately $0.1 million monthly draw against a per subscriber fee payable on certain subscribers acquired beginning in November 2008 and continuing through December 2010. The parties have agreed to amend the letter agreement to remove the per-subscriber fee and continue under a fixed fee retainer. Such amendment is expected to be completed in the fourth quarter of 2009. For the three and nine months ended September 30, 2009, TBR provided approximately $0.3 million and $1.0 million of services, respectively, to the Company.

(13)	Contingencies and Commitments

Contractual Payment Obligations

The Company has a long-term contract with an automaker pursuant to which the automaker agreed to install telematics devices in its vehicles and permit the Company to exclusively provide telematics services to its new customers. This contract also required the Company to pay the automaker for certain non-recurring costs associated with the initiation of telematics services. Pursuant to the contract, the Company is currently committed to pay $4.0 million to the automaker on January 4, 2010.

The Company has a software license agreement with a software provider pursuant to which the Company is required to pay the software provider $2.2 million for prepaid royalties for licenses within three business days of the date on which the Company (i) completes a financing resulting in net proceeds in excess of $15.0 million and (ii) has no fewer than three contracts executed with automotive manufacturers for a factory installed telematics system of which at least two of such contracts expressly provide for the installation of no fewer than an aggregate of 500,000 vehicles that use the software.

In April 2008, the Company entered into an amended agreement with a supplier pursuant to which the Company committed to purchase services in an aggregate amount of no less than $6.0 million in the year ended December 31, 2009 and $9.0 million in each of the years ended December 31, 2010, 2011 and 2012. If it becomes probable that the anticipated services to be purchased under this agreement will be below the contractual minimums, the Company will record a liability for such anticipated shortfall. As of September 30, 2009, the Company expects to meet the contractual minimums and, accordingly, has not recorded a liability for an anticipated shortfall under this agreement.

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

(14)	Segment Information

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

The following table presents certain financial information on the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Revenues:
HUGHES Telematics	$—	$—	$—	$—
Networkfleet	8,713	7,990	24,568	20,965

Total	$8,713	$7,990	$24,568	$20,965

(Loss) Income from operations:
HUGHES Telematics	$(38,687)	$(12,205)	$(71,309)	$(32,517)
Networkfleet	733	97	1,491	(720)

Total	$(37,954)	$(12,108)	$(69,818)	$(33,237)

	September 30, 2009	December 31, 2008
	(in thousands)
Total assets:
HUGHES Telematics	$95,114	$88,341
Networkfleet	18,473	20,641

Total	$113,587	$108,982

Substantially all of the Company’s assets are located within the United States. As of each of September 30, 2009 and December 31, 2008, the Company included the $5.2 million of goodwill in the total assets of the Networkfleet segment.

(15)	Subsequent Events

The Company’s management has evaluated the period from October 1, 2009 through November 13, 2009, the date of issuance of this Quarterly Report on Form 10-Q, for subsequent events requiring recognition or disclosure in the financial statements contained herein. During the period, no material recognizable or non-recognizable subsequent events were identified.

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

Overview

We are a telematics services company that currently provides and is further developing a broad suite of real-time services and applications to serve drivers and owners of automobiles. Our technology allows for two-way voice and data communications with a vehicle which supports numerous applications including safety and security services, infotainment and convenience services, location-based services and remote vehicle diagnostics. These applications are enabled through a state-of-the-art communications infrastructure which can interface with either a hardware device that is factory-installed in vehicles by automotive manufacturers or is installed in existing vehicles on an aftermarket basis. We currently have a contract with Mercedes-Benz to provide our services and applications in the United States beginning on November 16, 2009 and continue to market our telematics services to other automakers. Additionally, we expect to provide our services and applications to consumers and other third parties through our in-Drive aftermarket hardware device which we expect to distribute through relationships with companies and organizations with large customer or membership bases.

Through our wholly-owned subsidiary, Networkfleet, we currently offer remote vehicle monitoring and other data services with sales generated through a combination of distribution arrangements with large fleet management service providers, a network of resellers and direct sales. Unlike our service offerings enabled through factory-installed hardware, Networkfleet’s service offerings are enabled by an aftermarket hardware device that is sold by Networkfleet to be installed on existing vehicles. Owners and operators of a fleet of vehicles use these services to monitor driver performance for unauthorized or unsafe vehicle usage, as well as analyze data such as the current location of a vehicle, fuel consumption, mileage, emissions status and diagnostic trouble codes. From our inception through the nine months ended September 30, 2009, all of our consolidated revenues were earned through the sale of Networkfleet’s products and services. For the nine months ended September 30, 2009 and 2008, Networkfleet generated revenues of approximately $24.6 million and $21.0 million, respectively.

Although Networkfleet has been our sole source of revenue to date, we expect to derive our revenue increasingly from the telematics services provided to Mercedes-Benz vehicles, vehicles manufactured by automakers to which we are currently marketing our services and vehicles which have our in-Drive aftermarket hardware device installed. We expect a significant portion of our future revenues to be generated from subscriptions for consumer service offerings, as well as from transaction or pre-paid package fees, automaker and dealer service offerings and from strategic relationships with third parties who are expected to develop applications for our services and product offerings. Customer churn will be an important metric that we will monitor and seek to minimize as we begin delivering our consumer service offerings. We anticipate periodically reporting customer churn as our operations mature.

While recent negative trends in automobile sales in the United States market are negatively impacting the financial results of automotive manufacturers, management does not believe that the current trends will have a significant long-term negative impact on our business. Our agreement with Mercedes-Benz requires the automaker to equip virtually all of its vehicles produced for sale in the United States market with a device that enables our service offerings. Accordingly, while the recent declines in production are significant and will impact the size of the potential customer base for services to factory-installed devices, we believe that if such current trends are consistent with the cyclical historical nature of the automotive industry, then the trends may be expected to abate and reverse over the next several years. In any case, the contracting demand for new vehicles in the United States market creates increased competition among automakers and provides additional incentive for them to offer products and services that help differentiate their vehicles. We believe that in trying to differentiate their vehicles, automakers will expedite the adoption rates for telematics services like those that we offer. While such adoption rates are currently subject to uncertainty, we are working with Mercedes-Benz and other third parties to enable a community of compelling content offerings and applications that will enhance the vehicle ownership experience. We are in discussions with numerous leading companies in the financial services, insurance, vehicle safety and recovery, real estate, Internet search, wireless communications, satellite broadcasting and vehicle navigation sectors to promote the availability of such content. Management believes that an increase in the range of third-party in-vehicle content offerings will have a positive impact on the adoption rate of telematics in the automobile industry, generally, and on our results of operations and financial condition, specifically.

Until the second quarter of 2009, we also had a contract to be the telematics service provider in the United States for Old Chrysler. On April 30, 2009, Old Chrysler filed for bankruptcy protection under Chapter 11 of the United States bankruptcy code. On June 10, 2009, substantially all of Old Chrysler’s assets were sold to New Chrysler, a group whose members include Italian automaker Fiat SpA, the United Auto Workers union and the United States government. At a hearing held on July 16, 2009, Old Chrysler rejected certain contracts, including our telematics services contract with Old Chrysler, and therefore, our contract was terminated. We had been in negotiations with New Chrysler concerning a new telematics services agreement. However, the parties reached an impasse in the negotiations, and as a result, we discontinued working with New Chrysler to deploy our hardware and launch our services in the fourth quarter of 2009 as previously planned. In light of the termination of our contract with Old Chrysler and the discontinuation of work towards launch with New Chrysler, we evaluated for impairment certain equipment, capitalized software costs and other assets related to the deployment of hardware and launch of services to New Chrysler vehicles. Accordingly, we recorded impairment charges in the three months ended September 30, 2009 totaling approximately $20.8 million to write down these assets to their net realizable values. The impairment consisted of approximately $11.8 million of capitalized software, approximately $3.6 million of equipment and approximately $5.4 million of other assets. Other than the payment of approximately $1.7 million, which is reflected in accounts payable on the accompanying condensed consolidated balance sheet as of September 30, 2009, no future cash expenditures will be required in connection with the impairment charges. Notwithstanding the foregoing, we continue to market the underlying technology that was developed in the effort for Old Chrysler to other interested parties.

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

Selected Segment Data

We classify our operations two principal business segments: (i) the HUGHES Telematics segment, which provides and is further developing the factory-installed, end-to-end telematics solution which is being marketed to automakers and other parties and includes the operations relating to the contracts with Old Chrysler and Mercedes-Benz; and (ii) the Networkfleet segment, which provides an aftermarket fleet management solution targeted to the local fleet market. All of our historical consolidated revenues have been earned through the sale of Networkfleet’s products and services. The following tables set forth revenues and operating loss by operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Revenues:
HUGHES Telematics	$—	$—	$—	$—
Networkfleet	8,713	7,990	24,568	20,965

Total	$8,713	$7,990	$24,568	$20,965

(Loss) Income from operations:
HUGHES Telematics	$(38,687)	$(12,205)	$(71,309)	$(32,517)
Networkfleet	733	97	1,491	(720)

Total	$(37,954)	$(12,108)	$(69,818)	$(33,237)

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenues

For the three months ended September 30, 2009 and 2008, we earned all of our revenues through the sale of Networkfleet’s products and services. Hardware revenues consist principally of the sale of Networkfleet’s telematics device. Service revenues reflect the consideration received for monitoring and tracking services, which are recognized as revenue when earned. The following table sets forth information related to Networkfleet’s revenue for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Services	$5,845	$4,249
Hardware	2,868	3,741

Total revenues	$8,713	$7,990

Total revenues for the three months ended September 30, 2009 increased to approximately $8.7 million, a 9% increase from approximately $8.0 million in the three months ended September 30, 2008. The primary driver of the increase was service revenues, which increased by 38% in the three months ended September 30, 2009 compared to the same period last year. Units active on the network increased to approximately 97,000 as of September 30, 2009, an 18% increase from the approximately 82,000 units active as of September 30, 2008. As we continue to sell additional hardware, service revenues are expected to continue to increase in future periods. Hardware unit sales decreased to approximately 8,400 units in the three months ended September 30, 2009, a 26% decrease from the approximately 11,400 units sold in the three months ended September 30, 2008. This decrease in unit sales is primarily due to weak general economic conditions which are causing our customer base to postpone previously planned purchases. As the domestic economy recovers, we expect unit sales to return to, at a minimum, historical levels.

Cost of Revenues

Cost of hardware sold consists primarily of the cost of direct materials required to produce Networkfleet’s telematics device, the cost of shipping and installing devices and the amortization of certain intangibles acquired in connection with the acquisition of Networkfleet. Cost of service includes per-unit monthly charges from various wireless, mapping, and roadside assistance providers as well as internal costs such as customer care agents providing service to subscribers. The following table sets forth information related to costs of revenue for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Cost of services	$1,755	$1,565
Cost of hardware sold	2,136	2,546

Total cost of revenues	$3,891	$4,111

Our cost of revenues decreased by $0.2 million, or 5%, in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Cost of hardware sold decreased approximately 16% in the three months ended September 30, 2009 compared to the same period last year, due to the lower number of units sold. Cost of services increased by approximately 12% due to the increased number of active units on the network in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Cost of revenues as a percentage of total revenues decreased to 45% in the three months ended September 30, 2009 compared to 51% in the three months ended September 30, 2008. The decrease in cost of revenues as a percentage of revenues is due to the increase in service revenues as a percentage of total revenues. Service revenues earn higher gross profit margins than hardware revenues and accounted for 67% of total revenues in the three months ended September 30, 2009 compared to 53% in the same period last year. Upon launch of our service with Mercedes-Benz in the fourth quarter of 2009, our cost of revenues will increase.

Research and Development Expense

Research and development expense consists primarily of salaries and benefits for employees responsible for research and development activities, fees and expenses paid to HNS and other contracted labor and vendors who provided services to us related to the development of our factory-installed hardware device and other infrastructure necessary for the provision of telematics services to vehicles, depreciation of property and equipment used in the development efforts and amortization of certain intangible assets acquired in connection with our acquisition of Networkfleet. Research and development expense for the three months ended September 30, 2009 decreased to approximately $8.1 million from approximately $8.5 million for the three months ended September 30, 2008, a decrease of approximately $0.4 million or 5%. The decrease in research and development expense was due primarily to a $1.1 million decrease in amounts expensed for work performed by HNS and other contracted labor partially offset by a $0.5 million increase in compensation, benefits and employee costs for additional internal engineering personnel and $0.2 million in additional depreciation expense resulting from equipment purchased during 2008 and the nine months ended September 30, 2009. During the three months ended September 30, 2009 and 2008, we capitalized $2.1 million and $4.2 million of software development costs. In light of the termination of our contract with Old Chrysler and the discontinuation of work with New Chrysler, we expect that research and development expenses will continue to decrease in future periods.

Sales and Marketing Expense

Sales and marketing expense consists primarily of salaries, commissions and related benefits for employees engaged in maintaining and augmenting our automaker relationships and Networkfleet’s sales and marketing staff, trade shows, advertising and the amortization of certain intangible assets acquired in connection with the acquisition of Networkfleet. Sales and marketing expense for the three months ended September 30, 2009 increased to approximately $2.8 million from approximately $2.0 million for the three months ended September 30, 2008, an increase of approximately $0.8 million or 37%. This increase relates primarily to approximately $0.3 million of services provided in the three months ended September 30, 2009 by TBR, an affiliate of a member of our board of directors, related to the development of our marketing and customer retention platform and an approximately $0.3 million increase in compensation, benefits and employee costs as the number of employees dedicated to sales and marketing activities increased in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. We expect sales and marketing expense to continue increasing as we plan to expand our marketing staff and other marketing related activities with the launch of our service with Mercedes-Benz in the fourth quarter of 2009.

General and Administrative Expense

General and administrative expense consists primarily of finance, legal, human resources, information technology, facilities and other corporate costs, as well as the salaries and related benefits for those employees that support such functions. General and administrative expense for the three months ended September 30, 2009 increased to approximately $11.2 million from approximately $5.5 million for the three months ended September 30, 2008, an increase of approximately $5.7 million or 104%. The increase is primarily due to an approximately $1.7 million increase in compensation, benefits and employee costs as total headcount involved in general and administrative activities increased as of September 30, 2009 compared to September 30, 2008, approximately $2.5 million of incremental costs incurred related to the design and implementation of the necessary systems and infrastructure for our operations, and an increase in depreciation of $1.2 million due to the deployment of the necessary systems and software for operations as these systems became ready for their intended use. We expect general and administrative expense to continue increasing as we continue adding functionality to our back office systems, develop our operational support functions and incur additional costs associated with operating as a public company. However, upon launch of our service with Mercedes-Benz in the fourth quarter of 2009, certain costs related to the provision of service, including costs associated with our customer care group which are currently recorded as a general and administrative expense, will be recorded as cost of services.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2009 decreased to approximately $3.1 million from approximately $3.3 million for the three months ended September 30, 2008, a decrease of approximately $0.2 million. Interest expense, net for the three months ended September 30, 2009 consisted of $3.3 million of accrued interest, discount amortization and debt issuance cost amortization related to senior secured term indebtedness, $0.8 million of interest and discount amortization related to the senior subordinated unsecured term promissory notes and $0.3 million of interest on capital lease obligations and vendor financing partially offset by approximately $1.3 million of interest that was capitalized. Interest expense, net for the three months ended September 30, 2008 consisted primarily of $2.7 million of accrued interest, discount amortization and debt issuance cost amortization related to the senior secured term indebtedness, $0.6 million of interest and discount amortization related to the senior subordinated unsecured term indebtedness, $0.6 million of accretion of Series A Preferred Stock and $0.2 million of interest on capital lease obligations and vendor financing partially offset by $0.3 million of interest income and $0.5 million of interest expense that was capitalized.

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Revenues

For the nine months ended September 30, 2009 and 2008, we earned all of our revenues through the sale of Networkfleet’s products and services. The following table sets forth information related to Networkfleet’s revenues for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Services	$16,750	$11,389
Hardware	7,818	9,576

Total revenues	$24,568	$20,965

Total revenues for the nine months ended September 30, 2009 increased to approximately $24.6 million, a 17% increase from approximately $21.0 million in the nine months ended September 30, 2008. The primary driver of the increase was service revenues, which increased by 47% in the nine months ended September 30, 2009 compared to the same period last year. Units active on the network increased to approximately 97,000 as of September 30, 2009, an 18% increase from the approximately 82,000 units active as of September 30, 2008. As we continue to sell additional hardware, service revenues are expected to continue to increase in future periods. Hardware unit sales decreased to approximately 23,000 units in the nine months ended September 30, 2009, an 18%

decrease from the approximately 28,000 units sold in the nine months ended September 30, 2008. This decrease in unit sales is primarily due to the weak general economic conditions which are causing our customer base to postpone previously planned purchases. As the domestic economy recovers, we expect unit sales to return to, at a minimum, historical levels.

Cost of Revenues

The following table sets forth information related to costs of revenues for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Cost of services	$5,023	$4,315
Cost of hardware sold	6,104	6,803

Total cost of revenues	$11,127	$11,118

Cost of revenues increased slightly in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Cost of hardware sold decreased by 10% in the nine months ended September 30, 2009 compared to the same period last year, due primarily to lower unit sales partially offset by an increase in unit installation costs in the nine months ended September 30, 2009 compared to the same period last year. Cost of services increased by approximately 16% due to the increased number of active units on the network in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Cost of revenues as a percentage of total revenue decreased to 45% in the nine months ended September 30, 2009 compared to 53% in the nine months ended September 30, 2008. The decrease in cost of revenues as a percentage of revenue is due to the increase in service revenues as a percentage of total revenues. Service revenues accounted for 68% of total revenues in the nine months ended September 30, 2009 compared to 54% in the same period last year. Upon launch of our service with Mercedes-Benz in the fourth quarter of 2009, our cost of revenues will increase.

Research and Development Expense

Research and development expense for the nine months ended September 30, 2009 increased to approximately $26.6 million from approximately $23.7 million for the nine months ended September 30, 2008, an increase of approximately $2.9 million or 12%. The increase in research and development expense includes a $1.3 million increase in amounts expensed for work performed by HNS, other contracted labor and internal research and development activities, a $0.8 million increase in compensation, benefits and related employee costs and a $0.9 million increase in depreciation expense. During the nine months ended September 30, 2009 and 2008, we capitalized $10.2 million and $7.8 million of software development costs. In light of the termination of our contract with Old Chrysler and the discontinuation of work with New Chrysler, we expect that research and development expenses will continue to decrease in future periods.

Sales and Marketing Expense

Sales and marketing expense for the nine months ended September 30, 2009 increased to approximately $7.8 million from approximately $5.4 million for the nine months ended September 30, 2008, an increase of approximately $2.4 million or 46%. This increase relates primarily to approximately $1.2 million of professional services received in the nine months ended September 30, 2009, including $1.0 million by TBR, and an approximately $0.8 million increase in compensation, benefits and related employee costs as the number of employees dedicated to sales and marketing activities increased in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. We expect sales and marketing expense to continue increasing as we plan to expand our marketing staff and other marketing related activities with the launch of our service with Mercedes-Benz in the fourth quarter of 2009.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2009 increased to approximately $28.1 million from approximately $14.0 million for the nine months ended September 30, 2008, an increase of approximately $14.1 million or 100%. The increase is primarily due to an approximately $4.7 million increase in compensation, benefits and related employee costs due to a higher headcount involved in general and administrative activities, an increase of approximately $4.8 million in professional fees primarily related to legal and other professional fees incurred in connection with the Merger, approximately $2.2 million of incremental costs incurred primarily related to the design and implementation of the necessary systems and infrastructure for our operations and an increase in depreciation and amortization of $2.3 million as these systems became ready for their intended use. We expect general and administrative expense to continue increasing as we continue adding functionality to our back office systems, develop our operational support functions and incur additional costs associated with operating as a public company. However, upon launch of our service with Mercedes-Benz in the fourth quarter of 2009, certain costs related to the provision of service, including costs associated with our customer care group which are currently recorded as a general and administrative expense, will be recorded as cost of services.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2009 increased to approximately $9.3 million from approximately $6.6 million for the nine months ended September 30, 2008, an increase of approximately $2.7 million. Interest expense, net for the nine months ended September 30, 2009 consisted of $9.5 million of accrued interest, discount amortization and debt issuance cost amortization related to senior secured term indebtedness, $2.5 million of interest and discount amortization related to the senior subordinated unsecured term promissory notes, $0.6 million of accretion of Series A Preferred Stock and $0.7 million of interest on capital lease obligations and vendor financing partially offset by approximately $3.9 million of interest that was capitalized and $0.1 million of interest income. Interest expense, net for the nine months ended September 30, 2008 consisted primarily of $4.6 million of accrued interest, discount and debt issuance cost amortization related to the senior secured term indebtedness, $1.1 million of interest and discount amortization related to the senior subordinated unsecured term indebtedness, $2.2 million of accretion of Series A Preferred Stock and $0.2 million of interest on capital lease obligations and vendor financing partially offset by $0.8 million of interest income and $0.7 million of interest expense that was capitalized.

Change in Fair Value of Derivative Instruments

Based on an evaluation of guidance provided by the EITF governing whether an instrument, including embedded features, is indexed to a company’s own stock, we determined that the warrants issued in connection with the issuance of the Series A Preferred Stock and the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which, in accordance with the accounting guidance, indicated that the warrants were not indexed to HUGHES Telematics stock. Accordingly, upon the adoption of the accounting guidance, we reclassified the $133.9 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009. We also determined that the automatic exchange feature of the Series B Preferred Stock pursuant to which the Series B Preferred Stock would be directly exchanged for shares of Polaris common stock in connection with the Merger should be considered a separate derivative instrument as, pursuant to the accounting guidance, the exchange provision was not considered indexed to HUGHES Telematics stock but rather indexed to Polaris stock. We recognized a charge of approximately $62.3 million in the nine months ended September 30, 2009 related to the increase in fair market value of these instruments during such period. As the warrants were exercised and the Series B Preferred Stock was extinguished in connection with the Merger, we will not record additional charges in future periods related to these instruments.

Deemed Dividend on and Accretion of Convertible Preferred Stock

At the time of issuance of the Series B Preferred Stock, we allocated approximately $42.9 million of the proceeds to a beneficial conversion feature resulting from the ability of the holders of the Series B Preferred Stock to convert their shares of Series B Preferred Stock into shares of HUGHES Telematics common stock at a conversion price lower than the fair value of the HUGHES Telematics common stock at such time. As this conversion feature was immediately available to the holders of the Series B Preferred Stock, this discount on the Series B Preferred Stock was immediately accreted and a deemed dividend of approximately $42.9 million was recorded on the date of issuance. We recorded an additional deemed dividend of approximately $0.1 million in the nine months ended September 30, 2009 representing the accretion of the discount on the Series B Preferred Stock related to the embedded derivative and issue costs over the 4.5 year period through October 1, 2013 when the Series B Preferred Stock first became redeemable at the option of the holder. Upon consummation of the Merger and the exchange of the Series B Preferred Stock for our common stock, we recorded an additional deemed dividend of approximately

$13.6 million related to the difference between (i) the fair value of our common stock received by the holders of the Series B Preferred Stock and (ii) the carrying value of the Series B Preferred Stock, the amount allocated to the beneficial conversion feature and the embedded derivative for the automatic exchange provision. Each of these deemed dividends have been reflected in the condensed consolidated statements of operations in determining the net loss attributable to common stockholders.

Liquidity and Capital Resources

As of September 30, 2009, we had unrestricted cash and cash equivalents of approximately $21.8 million. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2008 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We believe that the unrestricted cash and cash equivalents on hand will allow us to continue operations through at least March 31, 2010. However, we expect our negative cash flow to continue through at least the second quarter of 2010 as we launch our service with Mercedes-Benz and add vehicles to our telematics system. In light of these net losses and our negative cash flow, we expect to be required to raise additional capital in the future. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our credit facility, or we will need to obtain waivers from the lenders. Our credit facility contains covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. Debt or additional equity financing may not be available when needed on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in raising additional capital, if or when needed, to fund our operations.

Operating Activities

For the nine months ended September 30, 2009, our cash used in operating activities was approximately $35.2 million, consisting primarily of a net loss of $141.4 million, partially offset by a $62.3 million non-cash change in the market value of derivative instruments, the $19.1 million non-cash portion of the impairment charges, $7.5 million of depreciation and amortization, $7.0 million of net changes in operating assets and liabilities, $5.5 million of interest accrued on long-term debt which will be paid in kind with such accrued interest being added to the outstanding principal balance of the long-term debt, $3.3 million of amortization of debt issuance costs and other discounts on the long-term debt, $1.0 million of share-based compensation expense and $0.5 million of non-cash interest expense related to the Series A Preferred Stock. For the nine months ended September 30, 2008, cash used in operating activities was approximately $30.7 million, consisting primarily of a net loss of $39.6 million, increased by $2.9 million from changes in operating assets and liabilities, partially offset by $4.2 million of depreciation and amortization, $3.8 million of interest accrued on long-term debt, $2.1 million of non-cash interest expense related to the Series A Preferred Stock, $1.4 million of amortization of debt issuance costs and other discounts on the long-term debt and $0.3 million of share-based compensation expense.

Investing Activities

For the nine months ended September 30, 2009, cash used in investing activities was approximately $12.8 million, consisting primarily of $10.6 million of capital expenditures related to the factory-installed telematics initiative, $10.2 million of capitalized software costs, $0.2 million deposited into a restricted cash account to collateralize a letter of credit and $0.6 million of capital expenditures related to Networkfleet’s operations, partially offset by the release of $5.3 million of restricted cash that was previously held for the benefit of the lenders of the senior secured term indebtedness and the release of $3.5 million of restricted cash previously held to collateralize a letter of credit that secured certain lease obligations. For the nine months ended September 30, 2008, cash used in investing activities was approximately $24.6 million, consisting primarily of $6.8 million deposited into a restricted cash account for the benefit of the lenders of the senior secured term indebtedness, $3.5 million deposited into a restricted cash account to collateralize a letter of credit that secured certain lease obligations, $7.8 million of capitalized software costs, $6.1 million of capital expenditures related to the factory-installed telematics initiative and $0.4 million of capital expenditures related to Networkfleet’s operations.

Financing Activities

For the nine months ended September 30, 2009, cash provided by financing activities was approximately $52.0 million, consisting of $97.2 million of net cash provided by the Merger and $37.0 million of cash proceeds from the issuance and sale of Series B Preferred Stock, partially offset by $74.4 million paid to repurchase common shares in connection with the closing of the Merger, $1.8 million in fees and expenses paid in connection with the issuance of the Series B Preferred Stock and $6.0 million of payments on capital lease obligations. For the nine months ended September 30, 2008, cash provided by financing activities was approximately $58.9 million, consisting of $55.0 million from the issuance of the senior secured term indebtedness with detachable warrants and $12.5 million from the issuance of senior subordinated unsecured notes, partially offset by $5.0 million used to redeem the outstanding shares of the Series B Redeemable Preferred Stock, $3.0 million of debt issuance costs related to the senior secured term indebtedness, and $0.5 million of payments on capital lease obligations.

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

The senior secured term indebtedness is guaranteed by all of our existing and future domestic subsidiaries and is secured by all of its tangible and intangible assets. At our election, the term indebtedness bears interest at (i) the Prime Lending Rate plus 10.00% or (ii) for Eurocurrency borrowings, 11.00% plus the greater of LIBOR or 3.00%. In accordance with an agreement between us and one of the senior secured note holders, the interest rate on term indebtedness with a principal amount of $5.0 million will have an interest rate of no higher than 14.00% for the term of the debt. With respect to Eurocurrency borrowings, we may elect interest periods of one, two, three, or six months (or nine or twelve months if approved by each senior secured note holder), and interest is payable in arrears at the end of each interest period but, in any event, at least every three months. With respect to any interest period ending on or prior to March 31, 2010 and unless we elect at least three days prior to the beginning of any such interest period, the interest accrued on the term indebtedness will be paid in kind in arrears with such accrued interest being added to the outstanding principal balance of the term indebtedness. With respect to all interest periods ending after March 31, 2010, the accrued interest will be paid in cash in arrears. As of September 30, 2009, senior secured term indebtedness with an aggregate principal amount, including the accrued interest which had been paid in kind, of approximately $72.1 million was outstanding, and we had elected to convert all outstanding amounts to Prime Lending borrowings which resulted in the term indebtedness bearing an interest rate of 13.25%.

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

Warrant Exchange

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

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the guidance found in the FASB Accounting Standards Codification. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. In light of the termination of the our contract with Old Chrysler and the discontinuation of work towards launch of service with New Chrysler, we evaluated for impairment certain equipment, capitalized software costs and other assets related to the deployment of hardware and launch of services to New Chrysler vehicles. Accordingly, we recorded impairment charges totaling approximately $20.8 million to write down these assets to their net realizable values.

Recent Accounting Pronouncements

See Item 1 of Part I, “Financial Statements – Note 4 – Recent Accounting Pronouncements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2009, we had approximately $22.3 million of cash, cash equivalents and restricted cash. This cash, cash equivalents and restricted cash is subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

We may suffer from fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. As of September 30, 2009, we had outstanding debt with an aggregate face amount, including interest which has been paid in kind, of approximately $91.5 million, which included variable rate borrowings of approximately $72.1 million. As of September 30, 2009, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense by approximately $0.7 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In evaluating our common stock, you should carefully consider, in connection with other information in this report, the risks described in Item1A of Part II in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed with the SEC on August 14, 2009. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our operations and business. If we do not successfully address any of these risks, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common stock may decline. We cannot assure you that we will successfully address these risks.

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

Date: November 13, 2009	By:	/s/ JEFFREY A. LEDDY
Jeffrey A. Leddy
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2009	By:	/s/ CRAIG J. KAUFMANN
Craig J. Kaufmann
Vice President Finance and Treasurer
(Principal Financial and Accounting Officer)