Form 10-K
period 2009-12-31
HUGHES Telematics, Inc.
filed 2010-03-16
CIK 1410240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-33860

HUGHES Telematics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0443717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2002 Summit Boulevard, Suite 1800 Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 391-6400

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2009, was $111,209,357. As of March 12, 2010, there were 87,087,624 shares of the registrant’s common stock outstanding.

i

PART I

Forward-Looking Statements

We believe that some of the information in this annual report on Form 10-K constitutes forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language contained in “Item 1A. Risk Factors” herein provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

•	expectations regarding our growth potential;

•	our financial performance;

•	slower than expected development of the telematics industry or any event that causes telematics to be less attractive to consumers;

•	the loss of our strategic relationship with Mercedes-Benz;

•	the uncertainties regarding the financial stability U.S. automakers and the effects of government intervention in the automotive industry;

•	an inability to enter into a strategic relationship with additional automakers, thereby limiting our growth potential;

•	the introduction and proliferation of competitive products;

•	changes in technology;

•	an inability to achieve or sustain profitability;

•	difficulties with delays or quality control with our primary vendors;

•	failure to implement our short- or long-term growth strategies;

•	the cost of retaining and recruiting our key personnel or the loss of such key personnel;

•	risks associated with the expansion of our business in size and geography;

•	operational risk;

•	geopolitical events and regulatory changes;

•	changing interpretations of generally accepted accounting principles (“GAAP”);

•	general economic conditions;

•	a continued downturn in the automotive industry; and

•	litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on our resources.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K.

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligations to update these forward-looking statements to reflect events or circumstances after the date of this annual report on Form 10-K or to reflect the occurrence of unanticipated events.

You should be aware that the occurrence of the events described in “Item 1A. Risk Factors” herein could have a material adverse effect on us.

Item 1.	Business.

Overview

We are a telematics services company that provides a suite of real-time voice and data communications services and applications for use in vehicles and are developing additional applications for use within and outside of the automotive industry. These services are enabled through a state-of-the-art communications center designed and built to connect various mobile devices with content, services and call centers. Our system architecture enables us to manage the integration of these components and the associated service delivery in an efficient manner, allowing us to quickly adopt and implement new technologies and services.

Within the automotive industry, our communications center allows for two way voice and data communications to the vehicle and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics service provider in the United States for all new vehicles sold by Mercedes-Benz USA, LLC (“Mercedes-Benz”) as well as the preferred provider of telematics services for all Mercedes-Benz vehicles purchased prior to November 16, 2008. These services are marketed under the mbrace brand and are enabled through a factory-installed hardware device on Mercedes-Benz vehicles. In addition, our in-Drive product offers services to consumers and other third parties through an aftermarket hardware device that we have developed and which we intend to distribute through relationships with companies and organizations with large customer bases for installation in existing vehicles. Through Networkfleet, Inc., our wholly-owned subsidiary, we currently offer remote vehicle monitoring and other data services to support owners and operators of fleets of vehicles.

From our inception through the year ended December 31, 2009, substantially all of our revenues were earned through the sale of Networkfleet’s products and services. Although Networkfleet has been our primary source of revenue to date, we expect to derive our revenue increasingly from the telematics services provided to Mercedes-Benz vehicles, vehicles manufactured by automakers to whom we are currently marketing our services and vehicles which will have our in-Drive aftermarket hardware device installed. We expect a significant portion of our future revenues to be generated from subscriptions for consumer service offerings, as well as from transaction or pre-paid package fees, automaker and dealer service offerings and from strategic relationships with third parties, who are expected to develop applications for our services and product offerings.

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

Automotive Service Offerings

We offer a comprehensive set of services that can be tailored to meet the needs of our customers and partners. Many of these services are being offered today through our relationship with Mercedes-Benz, while others are under development.

Safety and Security—The safety and security services utilize certified emergency response specialists and the most accurate and up-to-date public safety answering point location data to provide peace of mind to a driver and other family members.

Services Offered or Under Development Include:

•   Automatic crash notification

•   SOS/Emergency calling

•   Roadside assistance

•   Stolen vehicle location assistance

•   Automatic alarm notification

•   Emergency/Crisis management

Navigation—The navigation services leverage vehicle connectivity to offer unique combinations of off-board and on-board services to more effectively route a driver to a destination.	Services Offered or Under Development Include: • Voice-delivered turn-by-turn directions • Destination downloads • Location-based traffic • Preferred daily route • Traffic camera monitoring

Convenience—The convenience services are designed to provide customers with an enhanced ownership experience and assistance with vehicle interaction.

Services Offered or Under Development Include:

•   Remote door lock or remote door unlock

•   Vehicle/Family locate

•   Geo-fencing (proximity alert)

•   Usage-based insurance

•   Concierge

•   Voice to email and voice to text messaging

•   Flash lights or sound horn

•   Location-based weather reports

•   Dealer connect

•   Internet connectivity

Diagnostics—The diagnostics services allow customers to proactively manage the maintenance of their vehicles, saving time and money.

Services Offered or Under Development Include:

•   Automatic maintenance reminder

•   Recall notifications

•   Remote emissions monitoring

•   Interactive user manual

•   Diagnostic emails

•   Diagnostic code monitoring

Infotainment—Infotainment (information and entertainment) services provide access to music and personalized information on demand.

Services Offered or Under Development Include:

•   Local information

•   Buy and download music

•   Song tagging and purchase

•   Internet radio

•   Stock prices

•   Sports scores

•   RSS feed

•   News

•   Fuel prices

•   Movie listings

•   Social networking

System Architecture

Our system architecture provides the ability to connect multiple devices, content and services from different providers and seamlessly manage the integration and service delivery. Our state-of-the-art communications center consists of a redundant pair of network operation centers, containing the hardware and associated applications, telephony and data network connections necessary to interface with mobile devices via the wireless carrier networks. An integrated suite of enterprise class applications and proprietary solutions have been configured to provide a robust, customizable platform to allow automakers and other future partners the ability to create customized service offerings that enhance and extend their brands. Our systems have been built and configured for rapid scalability using open standards to offer flexibility while providing for the capability to support millions of subscribers across multiple industries using multiple languages and currencies. This architecture allows us to adapt to new technologies quickly within the automotive industry, as well as allow us to expand our service offerings to other industries. Due to the public safety nature of many of our offerings, high availability of our systems is a primary requirement. Redundancy, fail-over and disaster recovery have been considered as each element (hardware, software and telecommunication) was designed and built.

Mercedes-Benz mbrace

On November 16, 2009, we launched our first automotive manufacturer service offering with Mercedes-Benz. This service offering is marketed by Mercedes-Benz under the mbrace brand. Mercedes-Benz mbrace services bring connectivity to Mercedes-Benz drivers and begin the process of allowing them to customize their in-vehicle experiences to fit their daily needs. Through the mbrace solution, we offer eighteen features aggregated in the categories of safety and security, navigation and convenience. The services can be accessed quickly and easily from within the vehicle or from any computer through a personalized web portal. Additionally, with the launch of mbrace, we introduced the automotive industry’s first connected mobile application allowing consumers to use several convenience features such as vehicle locate and door lock/unlock from certain smartphones. We continue to work with Mercedes-Benz to expand the mbrace service offering and expect to launch additional features during 2010 and beyond.

in-Drive

We have leveraged our patent portfolio and technology infrastructure to create an aftermarket solution for consumers that we are marketing under the in-Drive brand. The in-Drive solution includes self-installed and dealer-installed hardware options, each designed to operate with our core system architecture. The features of the hardware device are fully programmable, and the software can be updated over-the-air to add incremental functionality. In the second quarter of 2009, we launched a pilot program with a leading automotive insurance company and expect to launch pilot programs with additional organizations in the second quarter of 2010. Through in-Drive, we intend to offer a broad range of service offerings including:

•	Usage-based insurance

•	Vehicle diagnostics

•	Family locate

•	Emergency calling

•	Two-way voice communications

•	Driving behavior analysis

•	Stolen vehicle location assistance

Networkfleet

Through Networkfleet, we provide fleet operators with a vehicle management solution that includes remote vehicle monitoring and other data services through an aftermarket hardware device installed on existing vehicles. We acquired Networkfleet in August 2006 for approximately $24.7 million in cash and an earn-out potential of an additional $1.6 million if certain sales targets are met in 2010. Networkfleet provides a fleet management solution which includes an easy-to-use automatic vehicle location and remote vehicle diagnostics system and is targeted to the approximately 20 million local market commercial fleet customers operating throughout North America. Networkfleet allows fleet managers to monitor driver performance for unauthorized/unsafe usage, as well as data such as current location, fuel consumption, mileage, emission compliance status and actual driving speed through custom mapping and reporting. For the years ended December 31, 2009 and 2008, Networkfleet generated revenues of approximately $33.0 million and $30.3 million, respectively.

Industry

Introduction

Since the mid-1990’s in the United States, consumer awareness and demand have grown dramatically for in-car safety and security applications, navigation systems, diagnostics capabilities and various forms of infotainment integration. The demand for telematics has risen steadily over the past few years as a result of several factors in addition to growing consumer demand. Vehicle manufacturers are looking for solutions that provide connectivity to the car for diagnostics, inventory tracking and the eventual need to update the on-board computers. Regulatory agencies are placing more emphasis on diagnostics, emissions and traffic-based navigation solutions, each of which are significantly enhanced with telematics services. And finally, manufacturers see telematics as an opportunity to innovate by offering new services within the vehicle on a frequent basis without having to deploy new hardware or physically touch the car.

With domestic automakers increasingly seeking value-added services to attract car buyers, in-vehicle telematics solutions have been moving from a premium service in limited luxury models to a standard feature found in many vehicles. Industry analyst iSuppli Corporation (“iSuppli”) estimates that, in 2009, 30% of vehicles sold in the United States and 20% of vehicles sold globally had an embedded telematics device installed. iSuppli expects the United States market, with an estimated 60% of the world’s telematics users, to grow at a compound annual growth rate of 17% as demand for telematics technology and services increases. ABI Research predicts that telematics capabilities will be standard in every vehicle sold in the United States by 2015.

Competitive Landscape

Telematics services providers compete directly for long-term telematics services relationships with automakers. Some of these solutions interface with “embedded,” or factory-installed, devices in the vehicle while others involve aftermarket products, such as personal navigation devices (“PNDs”) or tethered connectivity through a smartphone. As a general rule, factory-installed solutions offer a wider range of services given the integration within the vehicle but either solution can be engineered to leverage our architecture, content and services. Other parties, such as wireless phone and other handheld device providers, offer limited services and products that partially overlap with the services provided by telematics companies.

Telematics Services Providers

Telematics services providers in the United States include OnStar, Wireless Car and ATX Group, Inc. (“ATX Group”). Of these telematics service providers, OnStar, a wholly-owned subsidiary of General Motors, is the most well-known, surpassing 5.5 million subscribers in 2008. OnStar focuses its service offerings around safety and security applications, including roadside assistance, emergency help following an airbag deployment and stolen vehicle tracking. OnStar has also introduced additional services, such as stolen vehicle slow-down and remote vehicle diagnostics. We view OnStar’s success as supportive of the broader telematics market as it has increased consumer awareness and appreciation of telematics services and illustrates the consumer’s willingness to pay monthly subscription fees for the services provided. Additionally, General Motors has been vocal about the internal benefits OnStar provides the General Motors engineering teams, resulting in significant annual savings, and thereby encouraging other automakers to consider adding telematics capabilities to their vehicles. OnStar’s advertising support for its solutions has produced almost 100% recognition of the OnStar brand among new car buyers in the United States. Although OnStar offers similar services to ours, it largely offers its services only to owners and lessors of vehicles sold by General Motors and therefore has not historically competed directly with us for telematics services contracts from other automakers. In press reports, OnStar executives have indicated that OnStar is exploring offering its services to other vehicle manufacturers.

ATX Group, which was acquired by Cross County in 2008, currently provides services to Toyota, BMW, Mercedes-Benz (vehicles sold in the United States prior to November 16, 2009 or in Canada), PSA Peugeot Citroen and Rolls-Royce Motor Cars. Mercedes-Benz terminated its contract with ATX Group, effective on November 15, 2009. Starting on November 16, 2009, we became the provider to all new Mercedes-Benz vehicles manufactured for the United States market and Mercedes-Benz’s provider of choice for all Mercedes-Benz customers who purchased their vehicle prior to November 16, 2008.

Aftermarket Fleet Telematics Services Providers

There are over 75 aftermarket telematics suppliers that provide GPS tracking capabilities for fleets of vehicles. The market is segmented based on the type of fleet and the type of functionality required. These segments include, among others, long-haul trucking, service vehicles, municipalities, construction, school bus and emergency service vehicles. The suppliers range from Qualcomm, which is a major supplier to long haul truck fleets, to numerous small suppliers with simple web applications and no intellectual property. Networkfleet is one of the largest suppliers that serve the local fleet market, which includes cars, light-duty trucks and heavy-duty trucks. Our major competitors for aftermarket fleet telematics services are Trimble Mobile Resource Management, Fleetmatics, Discrete Wireless and Teletrac.

Overlapping Services and/or Products

Various services and/or products overlap and consequently indirectly compete with telematics services. Such services and/or products include connected navigation systems, mobile communications, such as cellular telephones and PDAs, and providers of factory-installed, in-vehicle communications and entertainment systems.

Services

We plan to offer a comprehensive suite of service applications that will allow us and third parties with which we have strategic relationships to achieve market differentiations. We offer or plan to offer consumer services directly to end-user consumers and to fleet operators, automakers, dealers, the insurance industry, location-based advertisers and users of traffic probe data through our enterprise service offerings.

Consumer Service Offerings

We intend to offer five categories of consumer service offerings: safety and security, navigation, convenience, diagnostics and infotainment. We launched our initial consumer service offering on November 16, 2009 with safety and security applications, including automatic crash notification, emergency calling, stolen vehicle location assistance and remote door unlock/lock as the core service set. Our current consumer service offering also includes both premium services such as voice delivered traffic information, point of interest and destination downloads into on-board navigation systems, concierge services, as well as a mobile application for iPhones and certain other smartphones that enable subscribers, through their smartphones to, among other things, lock/unlock their vehicle doors, locate their vehicle, manage their mbrace account, contact Mercedes-Benz roadside assistance and view the contact information for their preferred dealers. Additional consumer services are being actively developed by us or our partners and are expected to launch within the next 12 to 24 months.

Safety and Security. Our products are anchored by traditional safety and security features, including automatic crash notification, emergency calling, stolen vehicle location assistance, roadside assistance, tripped alarm notification, emergency messaging and emergency management. Through an emergency call relay center operated by our partner, Intrado Inc., we utilize trained emergency response specialists that are certified by the Association of Public-Safety Communications Officials and National Emergency Number Association and have direct public safety experience as firefighters, emergency medical technicians or police officers.

Navigation. We utilize our connectivity to the vehicle to offer unique combinations of off-board server-based and vehicle-based navigation services, including the ability for the vehicle owner to download destinations and other points of interest into the vehicle’s navigation system from third party websites and operator provided route assistance. To complement traditional navigation features such as turn-by-turn directions, we expect to create several personalized navigation features to enhance the customer navigation experience such as the integration of real-time traffic data, a comprehensive list of up-to-date points of interest, dynamic maps, scenic descriptions, geo-tagging and preferred daily routes.

Convenience. Our convenience services provide the vehicle owner an enhanced ownership experience and assistance in interacting with his or her vehicle. These services currently include access to 24-hour concierge services. Future offerings are expected to include conversational voice recognition, personal calling using the embedded cellular phone, Bluetooth enabled hands-free calling, hands-free audible e-mail, family locate/geo-fencing.

Diagnostics. Our diagnostics services are planned to allow the vehicle owner to manage the maintenance and care of the vehicle proactively, saving time and money in the future. These services include systematic communications regarding status of vehicle systems, maintenance reminders, recall notifications, interactive user manuals, online diagnostic analysis, engine check emails and the ability for the vehicle owner to contact his or her preferred service location to schedule maintenance. In addition, we are working with regulators to develop a remote emissions program that would continuously check emissions metrics and notify the vehicle owner if the vehicle is not compliant, improving not only the “health” of the vehicle but also the environment. The United States Environmental Protection Agency and Department of Energy figures indicate that as many as 10% of vehicles in the United States are out of compliance with emissions standards, suggesting that the potential benefits of achieving 100% compliance could result in annual savings of as much as 6 billion gallons of gasoline, or 300 million barrels of oil—equivalent to reducing consumption in the United States by as much as 4%. At today’s prices, the cost savings exceed $20 billion per year as well as eliminate over 10 million tons of greenhouse gasses and pollutants, up to 10% of today’s North American pollution emissions. This service is offered on a limited basis today to Networkfleet’s fleet customers in California.

Infotainment. We plan to combine information and entertainment into a suite of services which provide access to customized and location-specific information, such as sports, weather, news, gas price, traffic information, media commerce and social networking. Via Bluetooth, a USB port or our web portal, we intend to allow a vehicle owner to synchronize data from an MP3 player, a PDA, cell phone or other similar device with the vehicle which allows for access to stored music, address books, calendars and email.

Enterprise Service Offerings

We currently expect to support enterprise offerings to six key categories of users: fleet operators, automakers, automotive dealerships, the insurance industry, location-based advertising and users of traffic probe data.

Fleet Operators. Through Networkfleet, we provide an aftermarket wireless fleet management solution, including an easy-to-use automatic vehicle location and remote vehicle diagnostics system. Networkfleet targets the North American local fleet market, a market of approximately 20 million commercial vehicles that is largely composed of small fleets. Networkfleet’s main product allows fleet managers to cost effectively monitor driver performance for unauthorized/unsafe usage, as well as data such as current location, fuel consumption, mileage, emission status, and actual driving speed through custom mapping and reporting. Through our relationships with automakers to factory-install hardware devices in their vehicles, we expect to increase our penetration of the local fleet market by leveraging Networkfleet’s brand and expertise to sell similar services which can be activated over the air without the need for installation of aftermarket hardware.

Automakers. We believe that the value proposition to the automaker comes in many forms: product differentiation through innovative technology, connectivity to vehicles, remote quality and diagnostic capabilities and improved tools for better customer and vehicle management. We intend to work with our automaker partners to identify cost savings opportunities using real-time data collected from vehicles and by taking advantage of engineering synergies of integrating multiple components and functions into the telematics control unit. The collection of real-time diagnostic information from vehicles is considered by automakers to provide valuable insight on the performance of numerous vehicle systems and parts allowing the automaker to improve the quality of its vehicles more efficiently than is possible today. Furthermore, as we provide connectivity with the vehicle’s local area network that supports communication among other vehicle control units (i.e., CAN bus systems), we expect to be able to support an automaker’s upgrade of vehicle software, avoiding costly recalls and without the consumer having to bring the vehicle into a dealership. We intend to also offer tools to maintain contact with the vehicle owner through our service offerings, web portal and smartphone application, which will help the automaker sustain its relationship with the customer following the lease or purchase of a vehicle.

Dealers. We intend to provide dealers with numerous revenue and cost savings opportunities. Using our location tracking assistance, dealers will be able to track their vehicle inventory and guard against theft, thus reducing insurance costs. Real-time diagnostic information is expected to enable dealers to be proactive in contacting vehicle owners, subject to a vehicle owner’s prior consent, regarding preventative maintenance before a more costly problem arises. Furthermore, dealers are expected to be able to manage the schedule of their service bays more efficiently as issues can be diagnosed prior to the arrival of the vehicle. Early diagnosis of problems also allows for more efficient parts inventory management as items necessary for upcoming maintenance requests can be ordered in advance. Also, similar to the automaker, dealers are expected to be able to leverage our access to the customer and communicate with the vehicle owner via our web portal and smartphone application.

Insurance Industry. The insurance industry has long considered usage-based or “pay as you drive” insurance as an area of promise. Today, several leading automotive insurance providers are developing products that offer dynamic rating as a function of the vehicle owner’s driving behavior incorporating characteristics such as miles driven, speed, sudden starts and stops, time of day and location. To this end, we have contracted with a leading automotive insurance company to assess, develop and test a usage-based insurance program. In the second quarter of 2009, we launched a pilot program with this insurance company using our in-Drive aftermarket hardware device. Since the launch, the pilot program has expanded to include more than 1,000 vehicles owned and operated by employees of the insurance company. We expect to launch pilot programs with additional organizations in the second quarter of 2010.

Location-Based Advertising. Through the vehicle’s navigation system, the driver can search for businesses, products or services in close proximity to the vehicle’s current location. We intend to form strategic relationships with an existing search engine provider to develop a paid advertising search model whereby businesses can target an already mobile consumer. We believe that point of interest searches from the vehicle should have a higher conversion rate than ordinary Internet searches. Point of interest searches should therefore command a premium over paid Internet search rates as a search from within a vehicle en route to a destination is more likely to result in an imminent purchase, as compared to mere browsing or research-focused activity from home. Other opportunities may be available for businesses to “push” advertisements or coupons to the vehicle based on vehicle owner preferences set on our web portal.

Traffic Probe Data Users. We believe that, through Networkfleet, we are currently one of the largest providers of real-time traffic probe data on the market today. Two of the leading traffic data aggregators currently purchase our probe data as an input for their real-time and predictive traffic information products offered nationwide. As our installed vehicle base grows, we expect to have the most accurate source and network of real-time GPS probe data on the market, greatly enhancing data collected via helicopters, government sensors or other secondary tools. We expect this data to be sold to third parties for their traffic products as well as be incorporated into our own navigation product.

Automaker Relationships

At present, nearly all automobile manufacturers selling vehicles in the United States are considering implementing, or have plans to implement, a telematics solution. The underlying factors driving this interest by automakers are emerging customer demand, the potential for product differentiation and the awareness of numerous benefits to the automaker and its dealers in the form of cost savings and customer relationship tools. We currently have a long-term contract with Mercedes-Benz to be its exclusive telematics service provider for all new vehicles leased or sold in the Unites States beginning on November 16, 2009 and its preferred provider of telematics services for all Mercedes-Benz vehicles leased or sold prior to November 16, 2008. We are pursuing opportunities with many of the other automakers serving the United States market, other than General Motors (the parent corporation of OnStar).

Until the second quarter of 2009, we also had a contract to be the telematics service provider in the United States for Chrysler LLC, now known as Old Carco LLC (“Old Chrysler”). On April 30, 2009, Old Chrysler filed for bankruptcy protection under Chapter 11 of the United States bankruptcy code. On June 10, 2009, substantially all of Old Chrysler’s assets were sold to Chrysler Group LLC (“New Chrysler”), a group whose members include Italian automaker Fiat SpA, the United Auto Workers union and the United States government. At a hearing held on July 16, 2009, Old Chrysler rejected certain contracts, including our telematics services contract with Old Chrysler, and therefore, our contract was terminated. We had been in negotiations with New Chrysler concerning a new telematics services agreement. However, the parties reached an impasse in the negotiations, and as a result, we discontinued working with New Chrysler to deploy our hardware and launch our services as previously planned.

Mercedes-Benz Agreement

Telematics Services

Under our agreement with Mercedes-Benz, we provide telematics services under the mbrace brand to all new Mercedes-Benz vehicles sold or leased in the United States market. In addition, as Mercedes-Benz’s preferred provider of telematics services, we are working with Mercedes-Benz to provide the opportunity for paying subscribers to the Mercedes-Benz service formerly marketed as TeleAid who purchased or leased their vehicle prior to November 16, 2008 to transition to our service platform, although such decision is at the subscriber’s option. We also have the ability to sell services to owners of Mercedes-Benz vehicles purchased or leased prior to November 16, 2008 which are capable of receiving telematics services but who do not presently subscribe for any service. Beginning on November 16, 2010, we are able to market our services to all owners of Mercedes-Benz vehicles purchased in the United States.

Under the mbrace brand, we provide safety and security services, remote door lock and unlock, electronic operator manuals, automatic alarm notification, direct voice connection to a preferred dealer, direct voice connection to Mercedes-Benz, automatic maintenance calls and premium services such as voice delivered traffic information, point of interest and destination downloads into on-board navigation systems and concierge services. In addition, we launched a mobile application for iPhones and certain other smartphones that enables purchasers of most new Mercedes-Benz vehicles as well as many legacy customers who subscribe to our mbrace service, through their smartphones, to lock and unlock their vehicle doors; locate their vehicle; view their mbrace account information; contact Mercedes-Benz roadside assistance, the mbrace response center and Mercedes-Benz Financial’s client care center; search for local Mercedes-Benz dealers; and view the contact information for their preferred Mercedes-Benz dealer. Subject to the consent of Mercedes-Benz, we will also be able to provide additional approved services. We will be required to provide our services to end-use consumers in accordance with specified standards and service levels. The agreement also allocates between us and Mercedes-Benz certain costs and expenses related to the provision of telematics services to end-use consumers.

Termination

Our agreement with Mercedes-Benz is scheduled to expire on June 16, 2016. Under the agreement, Mercedes-Benz may terminate its agreement with us upon the substantial breach of any of our material obligations, including the failure to satisfy certain customary automotive developmental milestones, to the extent we are providing hardware to Mercedes-Benz, and to maintain certain minimum service level standards. The service level standards under the agreement relate primarily to limitations on how timely our call center agents answer calls from vehicles. As these service level standards are in line with service levels currently maintained by our call center partners, management believes that we will be able to meet or exceed such requirements. Upon the expiration or termination of the agreement, we will retain the ability to continue to provide telematics services to certain then current subscribers and may renew and enter into new subscription agreements with certain other end-use consumers.

Subscriptions

Under our agreement with Mercedes-Benz, we are responsible for entering into subscription agreements with, and the billing of, vehicle owners. We are required to institute reasonable or specified protocols with regard to the telematics services we provide end-use consumers. Our agreement with Mercedes-Benz additionally allocates the responsibilities for setting, and the distribution of proceeds from, end-use consumer subscriptions fees between the parties.

Vehicle and Subscriber Data

Under our agreement with Mercedes-Benz, the obligation to provide, and the rights to receive and use, vehicle and subscriber data are allocated between the parties. The agreement also provides for end-use consumer consent for the transmission of vehicle and subscriber data between the parties and from the parties to third parties.

Intellectual Property, Trademarks, Indemnification Rights, Required Insurance and Audit Rights

Under our agreement with Mercedes-Benz, the ownership of intellectual property developed during the term of the agreement is allocated between the respective parties and each party agrees to respect the trademarks of the other party. The agreement also imposes specific indemnification obligations between the parties, requires us to maintain certain insurance policies and provides certain audit rights.

Research and Development

For the years ended December 31, 2009, 2008 and 2007, we incurred research and development expenses of approximately $30.5 million, $33.6 million and $23.5 million, respectively. Additionally, for the years ended December 31, 2009, 2008 and 2007, we capitalized approximately $14.3 million, $13.3 million and $3.4 million of software development costs which, as the software is ready for its intended use, is amortized as a cost of service over the expected useful life of the software. These research and development expenditures relate primarily to the development of our factory-installed, end-to-end telematics solution, including the development of the network operation center, our factory-installed hardware devices and other back office systems. In light of the termination of our contract with Old Chrysler and the discontinuation of work towards launch of service with New Chrysler, we evaluated for impairment certain equipment, capitalized software costs and other assets related to the deployment of hardware and launch of services to New Chrysler vehicles. Accordingly, we recorded impairment charges in the year ended December 31, 2009 totaling approximately $20.8 million, including $11.8 million of capitalized software, to write down these assets to their net realizable values.

Intellectual Property

We have established a strong intellectual property portfolio of patents and pending patents addressing a broad range of services. Key patents in the portfolio cover both the methods and processes of wireless communications from the vehicle for diagnostics, emissions performance and fuel economy (for factory installations), as well as technology that connects to the vehicle’s on-board diagnostic connector (for aftermarket installations) to accomplish the same. We believe that portions of the portfolio in both the vehicle diagnostics and emissions areas are particularly strong and that those patents may be a meaningful source of revenue, a barrier to entry for other service providers in these areas, or provide cross-licensing opportunities with competitors. We have 22 issued patents and 41 pending patent applications. Of the pending applications, the patent office has allowed one of them. We may be required to protect our intellectual property rights from the unauthorized use by others or may have these rights challenged, invalidated or circumvented.

Approach to Privacy

Our approach to privacy is critical to our ability to gain customer acceptance of our services, while also enabling us to monetize certain of the data that is collected. Our customers, and in particular the consumers and automakers, are sensitive to certain types of information that the system will be able to access. We have retained outside privacy experts to ensure that privacy policies provide our consumers and strategic relationships with the highest level of confidence that customer privacy is maintained, while also permitting the customer, we and our strategic partners to monetize the value of such a data stream. As part of the subscription process, we require consumers to provide us and our automakers with broad rights to data, other than customer personally identifiable information (“CPII”), in order to subscribe. The processes are designed to ensure that sensitive information such as any CPII is highly secure, separate and cannot be associated with the vehicle data that is collected, unless a specific and separate authorization has been given by the consumer. Similarly, many types of quality and safety information relating to vehicles, to which automakers are acutely sensitive, is similarly accorded the highest level of security, and we expect to be a conduit for providing such data to automakers, rather than collecting it directly, unless otherwise requested specifically by the automaker.

Relationship with Hughes Network Systems

In July 2006, Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of Hughes Communications, Inc. (“HCI”), which is controlled by investment funds that are affiliates of Apollo Global Management, LLC (“Apollo”), granted us a limited license allowing us to use the HUGHES trademark. The license is limited in that we may use the HUGHES trademark only in connection with our business of automotive telematics and only in combination with the Telematics name. As partial consideration for the license, the agreement provides that HNS will be our preferred engineering services provider. The license is royalty-free, except that we have agreed to commence paying a royalty to HNS in the event we no longer have a commercial or affiliated relationship with HNS. As contemplated by the license terms and while the definitive agreement governing the relationship was being negotiated, HNS provided engineering development services to us pursuant to an Authorization to Proceed. In January 2008, we executed a definitive agreement with HNS pursuant to which HNS is continuing to provide us with engineering development and manufacturing services. For the years ended December 31, 2009, 2008 and 2007, HNS provided approximately $23.4 million, $30.9 million and $21.6 million of services, respectively, to us. As of December 31, 2009 and 2008, we had an outstanding balance, not including the equipment financing and note payable discussed below, of approximately $0.2 million and $8.9 million, respectively, payable to HNS.

In June 2008, we entered into an arrangement with HNS pursuant to which HNS purchased, on our behalf, certain production equipment for an aggregate amount of approximately $2.0 million. Under this arrangement, we agreed to pay HNS at a rate of $4.94 per telematics hardware device manufactured using the equipment, provided that (i) we were to pay HNS a minimum of $0.2 million under this arrangement by December 31, 2009 and (ii) we were to pay HNS the balance of the amount owed under this arrangement plus all accrued interest by December 31, 2010. Interest accrued on the outstanding balance at a rate of 11.00% per annum. In December 2009, the approximately $2.3 million balance related to this equipment financing was converted to a note payable, discussed below. As of December 31, 2008, the balance related to this equipment financing was approximately $2.1 million.

In December 2009, we issued to HNS a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on the equipment financing arrangement owed to HNS. The promissory note will accrue interest at a rate of 12.00% per annum, compounded annually, and becomes due and payable on December 31, 2010. We are required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and Second Lien Credit Agreement and certain other limitations, to the extent we sell any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we shall make unscheduled prepayments of principal on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs). Through March 10, 2010, we have made principal payments on the promissory note of less than $0.1 million resulting from the sale of capital equipment.

Three members of our board of directors, Jeffrey A. Leddy, Andrew D. Africk and Aaron J. Stone, are members of the board of managers of HNS and the board of directors of HCI.

Employees

As of December 31, 2009, we had a total of 276 employees. We believe relations with employees are good, and no employees are represented by a union. Generally, our employees are retained on an at-will basis; however, we have entered into employment agreements with certain key employees.

Item 1A.	Risk Factors.

Risks Relating to Our Business

To date, we have generated only losses.

From January 9, 2006 (inception) to December 31, 2009 and for the year ended December 31, 2009, we incurred a net loss of approximately $257.3 million and $163.7 million, respectively, and used cash in operations of approximately $112.7 million and $47.2 million, respectively, in connection with the development of our telematics system and the operations of our Networkfleet subsidiary. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2009 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As of December 31, 2009, we had unrestricted cash and cash equivalents of approximately $28.4 million and an accumulated deficit of approximately $357.5 million. We believe that the cash and cash equivalents on hand, along with projected cash flows to be generated by our service offerings to Mercedes-Benz vehicles and sales of our in-Drive products and services, will allow us to continue operations beyond the next twelve months. Since we have recently launched our service offerings to Mercedes-Benz vehicles and expect to launch our in-Drive products and services later this year, some or all of the assumptions underlying our projections may prove to be materially inaccurate. If so, we cannot assure you that our net losses and negative cash flow will not surpass our expectations, and thus, we may be required to raise additional capital in the future or to reduce our operating expenditures. We have been successful in the past raising capital to address our liquidity needs; however, there is no assurance that we will be successful in the future in obtaining additional financing, if needed, or that we will be able to reduce our operating expenditures. If such additional capital is required and if we are unsuccessful in obtaining additional financing, the value of your investment in our common stock will be adversely affected.

We have not yet generated substantial revenue from our service offerings for vehicles with factory-installed hardware or from our in-Drive product offering.

To date, substantially all of our revenues have been earned through the sale of Networkfleet’s products and services, and only nominal revenues have been generated from services enabled by factory-installed telematics devices. We need to continue building the number of vehicles on our telematics system from our service offerings for Mercedes-Benz vehicles with factory-installed hardware or commence commercial sale of our in-Drive aftermarket product offering before we can generate substantial revenues. Unless we do so, we will not become profitable. We cannot assure you that we will build our subscriber base in a cost effective or timely manner or enter into any distribution agreements which will generate material sales of our in-Drive aftermarket product offering to allow us to successfully generate sufficient revenues to operate profitably. If we fail to do so, our business will be materially and negatively impacted.

Our success depends on the success of Mercedes-Benz with which we have a strategic relationship.

Our service offerings for vehicles with factory-installed hardware are necessarily tied to having relationships with automakers and the success of those automakers. To the extent Mercedes-Benz decreases the volume of vehicles they manufacture for the domestic market, we will have a smaller addressable customer base. We cannot control the decisions of Mercedes-Benz or any other automaker with which we develop a strategic relationship regarding how many vehicles they manufacture or what lines, if any, they cease manufacturing in the face of general economic conditions, market pressures or internal financial demands. A significant decrease in actual production in the future by Mercedes-Benz may have a material and negative impact on our business.

Our key service agreement is with Mercedes-Benz and is subject to numerous risks, including early termination and prolonged reduction in production volume. There can be no assurances we will execute a telematics services contract with an additional automaker which could adversely affect our growth prospects.

We currently have a service agreement to provide our telematics solution to Mercedes-Benz vehicles leased or sold in the United States and expect to generate significant future revenues from this agreement. We have a long-term contract with Mercedes-Benz pursuant to which it has agreed to support the installation of telematics devices in its vehicles and permit us to exclusively provide telematics services to its new customers. If we are unable to meet the performance requirements of the contract and subsequently lose the Mercedes-Benz relationship, it would have a material adverse impact on our business and prospects. If Mercedes-Benz materially lowers its production volume for a prolonged period of time and we did not obtain additional customers or offsetting sources of revenue, our growth prospects would be materially harmed. Our prospects and future revenues may be negatively impacted by a prolonged contraction of demand for the vehicles produced by Mercedes-Benz. If we do not sign an additional agreement with another automaker or do not establish additional lines of business or otherwise expand our existing business, our growth prospects could be materially adversely affected.

Our business and growth may be significantly impacted by events in the overall global economy. Automakers, particularly United States automakers, are facing significant financial and structural challenges, and the automotive industry in general is undergoing a period of reorganization, the effects of which are difficult to predict.

A significant portion of our business depends on the willingness of automakers to install our products in their vehicles. The business and the results of the automotive industry are tied to industry and general economic conditions. The global economic recession and related turmoil in the global financial system has had and will continue to have an impact on the business and financial condition of automakers. Global economic events and conditions could have a material adverse impact on our customers, causing them to fail to meet their obligations to us. Also, we are subject to the risks arising from changes in legislation and government regulation associated with any such recession or economic slowdown. Any of these events could negatively impact our business, results of operations and financial condition.

Old Chrysler and General Motors each filed for bankruptcy protection in mid-2009 and emerged later in the year with support from the U.S. government. At the same time, the number of vehicles sold industry-wide declined dramatically in 2009 compared to 2008, despite the infusion of more than $3 billion as part of the “cash for clunkers” federal stimulus program. The U.S. domestic automobile industry may be further negatively impacted by conditions such as increases in costs, government regulations, disruptions of supply, shortages of raw materials, labor disputes or by global and local economic conditions, including increases in the rate of unemployment, changes in consumer confidence levels, the availability of credit and the availability and cost of fuel. To the extent an automaker with which we have a contract faces adverse conditions resulting in a decrease in production volume, our business may be negatively affected. To the extent the automotive industry in general faces adverse conditions, automakers may be less willing to enter into contracts with us, which would have a negative impact on the growth of our business. Furthermore, economic conditions may cause subscribers to services offered by us to reduce or stop their use of such services, resulting in decreased revenues for us. We also may experience delays or losses with respect to the collection of payments due from customers in the automotive industry experiencing financial difficulties. Adverse business or financial conditions affecting individual automotive manufacturers or their suppliers or the automotive industry generally, including potential additional bankruptcies of automotive companies and their suppliers, as well as market disruption that could result from future consolidation in the automotive industry, could have a material adverse effect on our business prospects.

We must meet certain developmental milestones and provide certain minimum levels of service.

Our agreement with Mercedes-Benz requires us to meet certain developmental milestones and to maintain certain minimum service level standards. The agreement may be terminated by Mercedes-Benz upon a material breach by us, including upon our failure to meet certain of the developmental milestones or to satisfy the required service levels. As our operating systems have recently been launched, we may not be able to maintain our obligations under the agreement. To the extent we fail to meet our material obligations under the contract and it is terminated, our business and prospects would be severely impaired.

Competition for telematics services contracts with automakers is significant.

While we have an exclusive relationship with Mercedes-Benz to provide specified telematics services to new vehicles manufactured by Mercedes-Benz for the United States market, competition for new contracts to provide services similar to our services is significant. Certain of our current and potential competitors, including OnStar, could also have significantly greater name recognition and financial, marketing, management and other resources than we do. They may be able to respond more quickly to changes in customer preferences or devote greater resources to developing and promoting their service offerings. We cannot guarantee that we can maintain our competitive position relative to our current and potential competitors, especially those with greater financial, marketing, management and other resources than we will have.

Competition for subscribers could negatively affect our business.

Indirectly, certain of our services compete with services provided by wireless devices such as cellular telephones and carriers of mobile communications, as well as aftermarket telematics providers. As wireless providers in the U.S. market complete their service build-out for location-based services, this competition may increase significantly or could jeopardize the commercial viability of certain of our services. Consumers may opt for certain services offered by wireless carriers, such as navigation, rather than those offered by us. In addition, while we are the exclusive telematics services provider to Mercedes-Benz for all new Mercedes-Benz vehicles sold in the United States, we currently compete with the incumbent service provider, ATX Group, for certain Mercedes-Benz customers who purchased vehicles prior to the start of our contract. Although Mercedes-Benz supports us as the provider of choice for such customers, there can be no assurance that we will be successful in converting such customers to our service offering at the rates we expect or without incurring material additional costs.

We cannot assure you that automakers will expand service offerings beyond traditional telematics services or do so at the rates we expect.

The continued rate of integration of telematics into vehicles, including both traditional safety and security features, such as those we currently offer, and future service offerings, such as diagnostics, navigation with integrated traffic, convenience services and infotainment, is subject to uncertainty. The uncertainty concerning the rate of integration of both traditional and future telematics services stems from a number of issues including:

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

Not all automakers will solicit the assistance of an outside service provider to perform the services component of their telematics programs and may decide instead to develop in-house telematics capabilities. If automakers in general, or potential automakers with which we are pursuing strategic relationships, in particular, conclude that the disadvantages of engaging a third-party service provider for assistance outweigh the advantages, our growth prospects will suffer. These automakers may resist using an outside telematics service provider such as us for a number of reasons, including:

•	the risks or perceived risks of providing third-party service providers with access to their proprietary technology or information;

•	a desire to retain control over all consumer-related functions;

•	concerns over the level of service to be expected from a third-party service provider and the ability to properly measure acceptable levels of service; and

•	a belief that the automaker maintains all of the infrastructure, personnel, systems and other resources necessary to manage the program internally.

For those automakers that do outsource telematics, not all will ultimately embrace our approach to telematics services. As a result, not all automakers should be regarded as prospects for strategic relationships.

Our business may be impaired if a third party infringes on our intellectual property rights.

Certain aspects of our service depend, in part, upon intellectual property that we have developed or will develop in the future. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and technical know-how. If the intellectual property that we use is not adequately protected, others will be permitted to and may duplicate our service without liability. Others may also challenge, invalidate or circumvent our intellectual property rights, patents or existing sublicenses. In addition, some of the know-how and technology we have developed and plan to develop will not be covered by United States patents. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. Other parties may have patents or pending patent applications which will later mature into patents or inventions which may block our ability to provide some of our services. We may have to resort to litigation to enforce our rights under license agreements or to determine the scope and validity of other parties’ proprietary rights in the subject matter of those licenses. This activity may be expensive. Also, we may not succeed in any such litigation.

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

Rapid technological changes could make our services less attractive.

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

Systems failures or interruptions to our service may have a negative impact on our revenues, damage our reputation and decrease our ability to attract new customers to our service offerings.

Our ability to provide uninterrupted service and high quality customer support will depend on the efficient and uninterrupted operation of our computer and communications systems. The systems that we used to integrate the various elements of a telematics program and deliver our services are complex and may contain undetected errors. These errors may not be discovered until after a vehicle model has been launched with our service offering or after consumers begin using the service. Any disruption of our services, computer systems or communications networks, or those of third parties we rely on, could result in the inability of consumers to receive our services for an indeterminate period of time, which could cause us to lose automakers’ confidence or revenue or to face litigation. If we experience frequent or persistent systems failures, our business and prospects may be irreparably harmed.

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

As of December 31, 2009, we had outstanding indebtedness with an aggregate principal balance of approximately $118.0 million, consisting of approximately $74.5 million of senior secured term indebtedness, approximately $15.1 million of second lien term indebtedness, an approximately $8.3 million senior unsecured promissory note and approximately $20.1 million of senior subordinated unsecured promissory notes. The senior unsecured promissory note becomes due and payable on December 31, 2010, and we are required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. While we may elect to pay in kind the interest accrued on the senior secured term indebtedness until March 31, 2010, on the senior unsecured promissory note until the December 31, 2010 maturity date and on the second lien term indebtedness and the senior subordinated unsecured promissory notes until the October 1, 2013 maturity date (i.e., with such accrued interest being added to the outstanding principal balance of the term indebtedness), after March 31, 2010 and until the March 31, 2013 maturity date of the senior secured term indebtedness, the accrued interest must be paid in cash. Our ability to service this indebtedness will be dependent on our ability to generate cash from internal operations or raise equity sufficient to make required payments on such indebtedness. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under credit facilities in an amount sufficient to enable us to pay this indebtedness and fund operating and liquidity requirements. We may need to refinance all or a portion of this indebtedness on or before maturity; however, we may not be able to refinance any of this indebtedness on commercially reasonable terms, or at all.

In addition, the senior secured term indebtedness bears variable interest at a rate equal to, at our option, (i) 11.00% plus the greater of the London Interbank Rate (“LIBOR”) or 3.00% (pursuant to an agreement with one of the senior secured note holders, the interest rate on senior secured term indebtedness with an original principal amount of $5.0 million cannot exceed 14.00%) or (ii) 10.00% plus the prime lending rate. In the event interest rates rise, the result would be higher interest costs for us.

Furthermore, the senior secured and second lien credit facilities contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. An event of default, including from the failure to comply with the covenants or from the termination of the Mercedes-Benz contract, could, if not cured or waived, result in the acceleration of all of our outstanding indebtedness.

We may require additional financing to fund our operations and execute our business plan.

We cannot assure you that our net losses and negative cash flow will not accelerate and surpass our expectations, potentially significantly, nor can we assure you that we will ever generate any net income or positive cash flow. In light of these net losses and our negative cash flow, we may be required to raise additional capital in the future. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our credit facilities, or we will need to obtain waivers from our lenders. Our credit facilities contain covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing we obtain may impose various restrictions and additional covenants on us, which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities, and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of our existing and future stockholders. Debt or additional equity financing may not be available when needed on terms favorable to us or at all, and our failure to attract a sufficient amount of additional debt or equity capital may impair our ability to fund our operations and execute on our business plan.

Substantially all of our assets are used to collateralize our senior secured and second lien credit facilities.

Our senior secured and second lien credit facilities are secured by substantially all of our assets, including cash, inventory and accounts receivable. The credit agreements governing these credit facilities contain various covenants that restrict our business. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the credit facilities. Upon the occurrence of an event of the default under either credit facility, substantially all of our assets would be subject to liquidation by the creditors, which could result in no assets being left available to the stockholders.

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

Additionally, failure to continue to attract and retain qualified management personnel could adversely affect our business and growth prospects. We compete to hire new employees, and we then must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover could deplete our institutional knowledge base and erode our competitive position.

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

Risks Related to Our Organization

An affiliate of Apollo beneficially owns a majority of our voting stock.

Affiliates of Apollo, including our controlling stockholder, Communications Investors, LLC (“Communications LLC”), PLASE HT, LLC (“PLASE HT”) and HCI, may be deemed to beneficially own 63,467,284 shares of our common stock (including 45,501,064 earn-out shares and 3,000,000 shares issuable upon the exercise of an outstanding warrant), which represents approximately 71% of our voting power. Our board of directors includes four directors who are affiliated with Apollo. Because of their board representation and Communications LLC’s control of our voting power, Apollo is able to indirectly exert considerable influence and control over us, including the appointment of management and the outcome of all matters requiring stockholder approval. Apollo’s affiliates may be able to cause, prevent or delay a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. In addition, because affiliates of Apollo may substantially determine the outcome of a stockholder vote, Apollo’s affiliates could deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of us, and that voting control could ultimately affect the market price of our common stock. Affiliates of Apollo also hold a significant amount of our outstanding indebtedness. As of December 31, 2009, affiliates of Apollo held approximately $5.7 million (including principal and accrued interest which has been paid in kind) of our outstanding senior secured term indebtedness, approximately $15.1 million (including principal and accrued interest which has been paid in kind) of our outstanding second lien term indebtedness and approximately $20.1 million (including principal and accrued interest which has been paid in kind) of our senior subordinated unsecured promissory notes. Further, HNS, also an affiliate of Apollo, held a senior unsecured promissory note with an outstanding principal balance of approximately $8.3 million.

We are a public company and, as such, are subject to the reporting requirements of federal securities laws, which are expensive and may divert resources from other projects, thus impairing our ability to grow.

We are a public reporting company and, accordingly, are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other U.S. federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Compliance with these obligations requires significant time and resources from our management and our finance and accounting staff and increases our legal, insurance and financial compliance costs. It is time consuming and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. Occasionally, we may need to hire additional financial reporting, internal controls and other finance and accounting personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the reports from our independent registered public accountant required by the Sarbanes-Oxley Act, which may preclude us from keeping our filings with the SEC current. Non-current reporting companies are subject to various restrictions and penalties.

We must comply with Section 404 of the Sarbanes-Oxley Act which requires us to document and test our internal controls over financial reporting for fiscal 2009 and beyond. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and stock price.

Section 404 of the Sarbanes-Oxley Act requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established control framework and to report on our management’s conclusion as to the effectiveness of these internal controls over financial reporting beginning with the fiscal year ending December 31, 2009. We are also required to have an independent registered public accounting firm test the internal controls over financial reporting and report on the effectiveness of such controls for the fiscal year ending December 31, 2009 and subsequent years. Any delays or difficulty in satisfying these requirements could adversely affect future results of operations and our stock price. We may also incur significant costs to comply with these requirements.

We may in the future discover areas of internal controls over financial reporting that need improvement. There can be no assurance that remedial measures will result in adequate internal controls over financial processes and reporting in the future. Any failure to implement the required new or improved controls, or difficulties encountered in their implementation, could materially adversely affect our results of operations or could cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified report regarding the effectiveness of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. In addition, failure to comply with Section 404 of the Sarbanes-Oxley Act could potentially subject us to sanctions or investigation by the SEC or other regulatory authorities.

Public company compliance makes it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As we are a public company, these new rules and regulations have increased and may continue to increase our compliance costs in the future and make certain activities more time consuming and costly. As a public company, these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, or we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Risks Related to Our Common Stock

Our common stock is currently traded on the over-the-counter (OTC) Bulletin Board market, which may generally involve certain risks not present in all securities.

Our securities were delisted from the NYSE Amex (formerly the American Stock Exchange) and are currently traded on the OTC Bulletin Board, an electronic bulletin board established for unlisted securities, which could limit investors’ ability to make transactions in our securities. Although the Financial Industry Regulatory Authority, Inc. oversees the OTC Bulletin Board, market makers of bulletin board securities are unable to use electronic means to interact with other dealers to execute trades, which can cause delays in the time it takes to interact with the market place. Risks associated with trading bulletin board securities may include, among others, limited availability of order information and market data, liquidity risks, and communications risks. Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our stock price may continue to be volatile and may decrease in response to various factors, which could adversely affect our business and cause our stockholders to suffer significant losses.

Our common stock is illiquid, and its price has been and may continue to be volatile in the indefinite future. The price of our stock could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry or the auto industry;

•	competitive pricing pressures;

•	our ability to obtain working capital or project financing;

•	additions or departures of key personnel;

•	limited “public float” in the hands of a small number of persons, whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us that our board of directors may consider relevant. Further, we are significantly limited in the amount of dividends we can pay by the terms of our senior secured and second lien term indebtedness. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently a limited trading market for our common stock, and we cannot ensure that a liquid market will be established or maintained.

Trading in our common stock on the OTC Bulletin Board began on June 8, 2009, and only a limited market has developed for the purchase and sale of our common stock. We cannot predict how liquid the market for our common stock might become. Therefore, the purchase of our shares must be considered a long-term investment acceptable only for prospective investors who are willing and can afford to accept and bear the substantial risk of the investment for an indefinite period of time. Because there is a limited public market for the resale of our shares, an investor in our common stock may not be able to liquidate his investment, and our shares may not be acceptable as collateral for a loan.

If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of our shareholders to sell their securities in the secondary market.

Companies such as us trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13 of the Exchange Act in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of our shareholders to sell their securities in the secondary market.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

The ability of our stockholders to sell substantial amounts of our common stock in the public market creates a circumstance commonly referred to as an “overhang” and in anticipation of significant sales the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Certain of the shares of our common stock issued upon consummation of the Merger were placed into escrow, to be released only if the trading price of our common stock equals or exceeds various prices between $20.00 and $30.50, at various times between March 31, 2010 and March 31, 2014. If any such shares are released from escrow, they will become freely tradable, subject to securities laws.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following sets forth each of our principal properties, all of which are leased:

Location	Use	Square Feet	Lease Expiration
2002 Summit Boulevard, Atlanta, Georgia 30319	Headquarters	51,854	January 31, 2016
6363 Greenwich Drive, San Diego, California 92122	Offices	19,484	March 31, 2015

Item 3.	Legal Proceedings.

On May 7, 2009, Networkfleet was served with a complaint in a patent infringement case titled Innovative Global Systems LLC vs. Turnpike Global Technologies L.L.C. et al. that was filed in the Eastern District of Texas. The case seeks damages from Networkfleet and five other defendants for allegedly infringing on five patents held by the plaintiffs. The parties have reached a tentative agreement to settle the matter which is subject to final negotiation and execution of definitive documentation. If such agreement is not ultimately executed, Networkfleet will vigorously defend itself in this action.

Additionally, from time to time, we are subject to litigation in the normal course of business. We are of the opinion that, based on information presently available, the resolution of any such legal matters will not have a material adverse effect on our financial position, results of operations or its cash flows.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

From January 14, 2008 to April 1, 2009, our common stock was quoted on the NYSE Amex (formerly the NYSE Alternext US) under the trading symbol “TKP” and then under the symbol “HTC” from April 2, 2009 until June 5, 2009. Since June 8, 2009, our common stock has been quoted on the OTC Bulletin Board under the trading symbol “HUTC.” The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

The following table sets forth the range of high and low sales prices as reported on the OTC Bulletin Board for the period indicated:

	Sales Price
	High	Low
Year Ended December 31, 2009
Quarter ended June 30, 2009 (June 8, 2009 through June 30, 2009)	$7.50	$4.00
Quarter ended September 30, 2009	5.50	2.75
Quarter ended December 31, 2009	6.15	2.76

The following table sets forth the range of high and low sales prices as reported on the NYSE Amex for the periods indicated:

	Sales Price
	High	Low
Year Ended December 31, 2009
Quarter ended March 31, 2009	$9.59	$8.78
Quarter ended June 30, 2009 (through June 5, 2009)	8.04	3.44

	Sales Price
	High	Low
Year Ended December 31, 2008
Quarter ended March 31, 2008 (from January 14, 2008)	$9.15	$9.02
Quarter ended June 30, 2008	9.64	9.04
Quarter ended September 30, 2008	9.60	9.10
Quarter ended December 31, 2008	9.15	8.15

Holders of Common Equity

As of March 12, 2010, an aggregate of 87,087,624 shares of our common stock were issued and outstanding and were owned by approximately 235 stockholders of record.

Dividends

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future. Further, we are significantly limited in the amount of dividends we can pay by the terms of our senior secured and second lien term indebtedness.

Performance

The graph below compares the cumulative total return of our common stock from January 28, 2008, the date that our common stock first became tradable, through December 31, 2009 with the cumulative return of companies comprising the Nasdaq Composite Index and the SIC Code Communications Services index. The graph plots the change in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and a peer group selected by us over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends, and therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

The SIC Code Communications Services was chosen because the index contains companies which are in a business similar to ours.

Item 6.	Selected Financial Data.

The selected financial data set forth below has been derived from our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the footnotes, contained in this report.

	Year Ended December 31,			January 9, 2006 (inception) to December 31, 2006(2)
	2009(1)	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$33,043	$30,260	$20,352	$6,913
Loss from operations	(87,590)	(47,658)	(33,577)	(6,136)
Loss before income taxes	(163,652)	(57,467)	(34,535)	(6,104)
Net loss	(163,661)	(57,467)	(32,333)	(3,836)
Net loss available to common shareholders	(220,280)	(57,467)	(32,333)	(3,836)
Basic and diluted loss per share	(11.40)	(12.19)	(6.88)	(0.92)

	December 31,
	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$28,368	$17,837	$22,017	$17,388
Restricted cash, current and non-current	650	9,083	997	997
Total assets	118,081	108,982	62,932	54,648
Series A Redeemable Preferred Stock	—	62,092	57,017	35,273
Current portion of long-term debt	8,316	—	—	—
Long-term debt, excluding current portion	91,140	66,596	—	—
Capital lease obligations, current and non-current	4,724	7,331	—	—
Total liabilities	123,457	159,652	75,795	50,398
Stockholders’ (deficit) equity	(5,376)	(50,670)	(12,863)	4,250

(1)	For the year ended December 31, 2009, loss from operations, net loss and net loss available to common stockholders include an approximately $62.3 million charge related to the change in fair value of derivative instruments. Net loss available to common stockholders also includes an approximately $56.6 million deemed dividend.
(2)	On August 1, 2006, we purchased all of the outstanding common stock of Networkfleet, Inc. The results of Networkfleet’s operations are included in the Company’s results for the period beginning August 1, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our combined historical financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” and elsewhere in this annual report on Form 10-K. Unless the context indicates otherwise, in this section the terms “we,” “us” and “our” refer to HUGHES Telematics, Inc. See the section entitled “Forward-Looking Statements.”

Overview

We are a telematics services company that provides a suite of real-time voice and data communications services and applications. These services and applications are enabled through a state-of-the-art communications center designed with flexibility to connect various mobile devices with content, services and call centers. Within the automotive industry, our communications center allows for two way voice and data communications to vehicles and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics services provider in the United States for all new vehicles sold by Mercedes-Benz, as well as the preferred provider of telematics services for all Mercedes-Benz vehicles purchased prior to November 16, 2008. These services are marketed under the mbrace brand. In addition, our in-Drive product offers services to consumers or other third parties through a hardware component that we have developed and which we intend to distribute through relationships with companies and organizations with large customer or membership bases for installation in existing vehicles.

Through our wholly-owned subsidiary, Networkfleet, we currently offer remote vehicle monitoring and other data services with sales generated through a combination of distribution arrangements with large fleet management service providers, a network of resellers and direct sales. Unlike our service offerings enabled through factory-installed hardware, Networkfleet’s service offerings are enabled by an aftermarket hardware device that is sold by Networkfleet for installation in vehicles. Owners and operators of a fleet of vehicles use these services to monitor driver performance for unauthorized or unsafe vehicle usage, as well as analyze data such as the current location of a vehicle, fuel consumption, mileage, emissions status and diagnostic trouble codes. From our inception through the year ended December 31, 2009, substantially all of our consolidated revenues were earned through the sale of Networkfleet’s products and services.

Although Networkfleet has been our primary source of revenue to date, we expect to derive our revenue increasingly from the telematics services provided to Mercedes-Benz vehicles, vehicles manufactured by automakers to which we are currently marketing our services and vehicles which have our in-Drive aftermarket hardware device installed. We expect a significant portion of our future revenues to be generated from subscriptions for consumer service offerings, as well as from transaction or pre-paid package fees, automaker and dealer service offerings and from strategic relationships with third parties who are expected to develop applications for our services and product offerings. Customer churn will be an important metric that we will monitor and seek to minimize as we begin delivering our consumer service offerings. We anticipate periodically reporting customer churn as our operations mature.

While recent negative trends in automobile sales in the United States market are negatively impacting the financial results of automotive manufacturers, management does not believe that the current trends will have a significant long-term negative impact on our business. Under our agreement with Mercedes-Benz, the automaker has agreed to equip virtually all of its vehicles produced for sale in the United States market with a device that enables our service offerings. Accordingly, while the recent declines in production are significant and will impact the size of the potential customer base for services to factory-installed devices, we believe that if such current trends are consistent with the cyclical historical nature of the automotive industry, then the trends may be expected to abate and reverse over the next several years. In any case, the contracting demand for new vehicles in the United States market creates increased competition among automakers and provides additional incentive for them to offer products and services that help differentiate their vehicles. We believe that in trying to differentiate their vehicles, automakers will expedite the adoption rates for telematics services like those that we offer. While such adoption rates are currently subject to uncertainty, we are working with Mercedes-Benz and other third parties to enable a community of compelling content offerings and applications that will enhance the vehicle ownership experience. We are in discussions with numerous leading companies in the financial services, insurance, vehicle safety and recovery, real estate, Internet search, wireless communications, satellite broadcasting and vehicle navigation sectors to promote the availability of such content. Management believes that an increase in the range of third-party in-vehicle content offerings will have a positive impact on the adoption rate of telematics in the automobile industry, generally, and on our results of operations and financial condition, specifically.

Until the second quarter of 2009, we had a contract to be the telematics service provider in the United States for Old Chrysler. On April 30, 2009, Old Chrysler filed for bankruptcy protection under Chapter 11 of the United States bankruptcy code. On June 10, 2009, substantially all of Old Chrysler’s assets were sold to New Chrysler, a group whose members include Italian automaker Fiat SpA, the United Auto Workers union and the United States government. At a hearing held on July 16, 2009, Old Chrysler rejected certain contracts, including our telematics services contract with Old Chrysler, and therefore, our contract was terminated. We had been in negotiations with New Chrysler concerning a new telematics services agreement. However, the parties reached an impasse in the negotiations, and as a result, we discontinued working with New Chrysler to deploy our hardware and launch our services as previously planned. In light of the termination of our contract with Old Chrysler and the discontinuation of work towards launch with New Chrysler, we evaluated for impairment certain equipment, capitalized software costs and other assets related to the deployment of hardware and launch of services to New Chrysler vehicles. Accordingly, we recorded an impairment charge during the year ended December 31, 2009 totaling approximately $20.8 million to write down these assets to their net realizable values. The impairment consisted of approximately $11.8 million of capitalized software, approximately $3.6 million of equipment and approximately $5.4 million of other assets. Notwithstanding the foregoing, we continue to market the underlying technology that was developed in the effort for Old Chrysler to other interested parties.

Merger with Polaris Acquisition Corp.

On March 31, 2009, Old HTI and Polaris consummated the Merger. Upon closing of the Merger, the outstanding equity securities of Old HTI were exchanged for an aggregate of 77,102,149 shares of our common stock, comprised of 19,854,018 initial shares and 57,248,131 earn-out shares. In addition, all options exercisable for Old HTI common stock issued and outstanding immediately prior to the Merger were exchanged for options exercisable for an aggregate of 2,274,935 shares of our common stock, which includes 1,751,859 earn-out options. The earn-out shares, which were issued into escrow, will be released to the Old HTI stockholders and the earn-out options will be eligible to be exercised, according to their terms, by the optionholders, each in three tranches, upon the trading share price of our common stock reaching at least $20.00, $24.50 and $30.50 (as may be adjusted or amended in accordance with the escrow agreement) within certain measurement periods over the five-year period following the closing of the Merger. The Old HTI stockholders placed 5,782,661 shares of common stock, comprised of 1,489,053 initial shares and 4,293,608 earn-out shares, in escrow until June 30, 2010 to indemnify us for the payment of indemnification claims that may be made as a result of breaches of Old HTI’s covenants, representations and warranties in the Merger Agreement. Pursuant to the Merger Agreement, the Polaris founders agreed to deposit an aggregate of 1,250,000 shares of their common stock into escrow at closing with such shares being released upon the achievement of the first share price target between the first and fifth anniversary of closing. Upon consummation of the Merger, the Polaris founders also transferred an aggregate of 168,000 shares of common stock to us with such shares cancelled upon receipt.

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

In order to consummate the Merger, we agreed to purchase an aggregate of 7,439,978 shares of our common stock from a limited number of institutional shareholders in separate and privately negotiated transactions which were executed prior to the conclusion of the special meeting in which our shareholders voted on the Merger. In order to consummate these private purchases following the Merger, we used funds released from the trust account and funds received from the sale of Series B Preferred Stock. In addition, stockholders holding an aggregate of 4,499,337 shares of common stock exercised their right to convert their stock into a pro rata share of the funds held in the Polaris trust account.

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

Notwithstanding the legal form of the transaction, the Merger has been accounted for under the purchase method of accounting as a reverse acquisition, equivalent to a recapitalization, through the issuance of stock by Old HTI for the net monetary assets of Polaris. The determination of Old HTI as the accounting acquirer was made based on consideration of all quantitative and qualitative factors of the Merger, including significant consideration given to the fact that following consummation of the Merger (i) the stockholders of Old HTI control a majority of our voting power, (ii) the controlling stockholder of Old HTI prior to the Merger, together with its affiliates, controls approximately 72% of our voting power and has the right to select a majority of the members of our board of directors and (iii) the management of Old HTI continued in all executive officer and other senior management positions and, accordingly, has day-to-day authority to carry out the business plan after the Merger. Accordingly, our historical financial statements prior to March 31, 2009 are the historical financial statements of Old HTI. The consolidated financial statements of Old HTI have been retroactively restated to reflect the recapitalization of Old HTI with the 77,102,149 shares of common stock issued to Old HTI equity holders in connection with the Merger.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require management to make certain estimates and assumptions that affect the reported assets, liabilities, revenues, expenses and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions we may undertake in the future, actual results may differ from estimates. The following discussion addresses the most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results from operations, and that require judgment. The notes accompanying the consolidated financial statements contain additional information regarding our accounting policies.

Revenue Recognition

We recognize revenues from hardware sales and services rendered provided that there is an enforceable contract, we have delivered services to the customer, the fee for the services is fixed or determinable and collection is reasonably assured. Hardware sales consist principally of revenues from the sale of telematics devices, primarily to resellers. Shipping and handling costs for hardware shipped are classified as cost of hardware sold. We have determined that the sale of hardware and its accompanying services constitute a revenue arrangement with multiple deliverables and account for the sale of hardware and the accompanying services as separate units of accounting. Prepaid service fees are recorded as deferred revenue and are recognized as revenue when earned.

Capitalized Software

Software development costs are capitalized in accordance with the accounting guidance governing the costs of computer software developed or obtained for internal use. The guidance requires companies to capitalize qualifying costs that are incurred during the application development stage and amortize them over the software’s estimated useful life. Costs capitalized include direct labor, outside services, materials, software licenses and interest incurred on certain of our outstanding indebtedness. For the years ended December 31, 2009, 2008 and 2007, we capitalized approximately $14.3 million, $13.3 million and $3.4 million, respectively, of software development costs. Amortization begins when the software is ready for its intended use and will be recognized over the expected useful life of the software, but not to exceed five years. For the years ended December 31, 2009, 2008 and 2007, we recorded amortization expense related to capitalized software costs of approximately $0.9 million, $0 and $0, respectively.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the accounting guidance governing the impairment or disposal of long-lived assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. In light of the termination of our contract with Old Chrysler and the discontinuation of work towards launch of service with New Chrysler, we evaluated for impairment certain equipment, capitalized software costs and other assets related to the deployment of hardware and launch of services to New Chrysler vehicles. Accordingly, we recorded an impairment charge during the year ended December 31, 2009 totaling approximately $20.8 million to write down these assets to their net realizable values. The impairment consisted of approximately $11.8 million of capitalized software, approximately $3.6 million of equipment and approximately $5.4 million of other assets.

Fair Value of Financial Instruments

Our financial instruments include cash, cash equivalents, accounts receivable, accounts payable, letters of credit, long-term debt and certain warrants to purchase common stock. The fair value of cash, cash equivalents, accounts receivable, accounts payable and the letters of credit approximates book value due to their short-term duration. We determined the estimated fair value of the long-term debt and the warrants by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates are not necessarily indicative of the amount that we or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Share-Based Compensation

We record expense for share-based compensation awards based on the fair value recognition provisions contained in accounting guidance governing share-based payments. The fair value of stock option awards is determined using an option pricing model that is based on established principles of financial economic theory. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards.

Selected Segment Data

We classify our operations into two principal business segments: (i) the HUGHES Telematics segment, which provides and is further developing our telematics service offering for automotive manufacturers, including Mercedes-Benz, and our in-Drive product offering; and (ii) the Networkfleet segment, which provides an aftermarket fleet management solution targeted to the local fleet market. The following tables set forth revenues and operating loss by operating segments:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Revenues:
HUGHES Telematics	$1	$—	$—
Networkfleet	33,042	30,260	20,352

Total	$33,043	$30,260	$20,352

(Loss) Income from operations:
HUGHES Telematics	$(88,074)	$(47,556)	$(29,431)
Networkfleet	484	(102)	(4,146)

Total	$(87,590)	$(47,658)	$(33,577)

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues

For the years ended December 31, 2009 and 2008, we earned substantially all of our revenues from the sale of Networkfleet’s products and services. Hardware revenues consist principally of the sale of Networkfleet’s telematics device. Service revenues relate to the consideration received from monitoring, tracking and safety and security services, which are recognized as revenue when earned. The following table sets forth information related to revenue for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	(in thousands)
Service revenues	$22,627	$16,618
Hardware revenues	10,416	13,642

Total revenues	$33,043	$30,260

Total revenues for the year ended December 31, 2009 increased to approximately $33.0 million, a 9% increase from the approximately $30.3 million of total revenue for the year ended December 31, 2008. This increase was primarily due to the increase in Networkfleet’s service revenues, which increased by 36% in the year ended December 31, 2009 from the year ended December 31, 2008. Units active on Networkfleet’s network increased to approximately 102,000 as of December 31, 2009, a 17% increase from the approximately 87,000 units as of December 31, 2008. As Networkfleet continues to sell additional hardware devices, service revenues are expected to continue to increase in future periods. In addition, service revenues generated by the HUGHES Telematics segment are expected to significantly increase in future periods as (i) we continue to transition paying subscribers to the Mercedes-Benz service formerly marketed as Tele Aid to our service platform and (ii) we convert subscribers to the mbrace service from a trial to a paying subscription.

Networkfleet’s hardware sales decreased to approximately 30,000 units in the year ended December 31, 2009, a 25% decrease from the approximately 40,000 units sold in the year ended December 31, 2008 due to weak general economic conditions which are causing our customer base to postpone previously planned purchases. As the domestic economy recovers, we expect unit sales to return to historical levels.

Cost of Revenues

Cost of hardware sold consists primarily of the cost of direct materials required to produce Networkfleet’s telematics device, the cost of shipping and installing devices and the amortization of certain intangibles acquired in connection with the acquisition of Networkfleet. Cost of services includes per unit monthly charges from various wireless, mapping and roadside assistance providers, the cost associated with operating our call centers and data centers, as well as the salaries and related benefits for employees who support the call centers and manage the data centers. The following table sets forth information related to cost of revenues for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	(in thousands)
Cost of services	$8,163	$6,009
Cost of hardware sold	8,214	9,585

Total cost of revenues	$16,377	$15,594

Cost of revenues increased to approximately $16.4 million for the year ended December 31, 2009, a 5% increase over from the approximately $15.6 million for the year ended December 31, 2008. This increase is primarily due to approximately $1.3 million of costs related to the provision of the mbrace service to owners and lessees of Mercedes-Benz vehicles following the launch of the service in November 2009, as well as the cost associated with an increased number of active units on Networkfleet’s network in the year ended December 31, 2009 compared to the year ended December 31, 2008. Cost of revenues as a percentage of total revenues decreased to 50% in the year ended December 31, 2009 compared to 52% in the year ended December 31, 2008. This decrease is due to the increase in service revenues as a percentage of total revenue partially offset by the additional $1.3 million of cost related to the mbrace service. Service revenues yield a higher gross margin than hardware revenues and represented 68% of total revenues in the year ended December 31, 2009 compared to the 55% of total revenues in the year ended December 31, 2008.

Research and Development Expense

Research and development expense consists primarily of salaries and related benefits for employees associated with engineering and product development activities, fees and expenses paid to HNS and other contracted labor who provided services to us in connection with the development of our factory-installed hardware device and other infrastructure related to the provision of services to vehicles, depreciation of property and equipment used in the development effort and amortization of certain intangible assets acquired in connection with the acquisition of Networkfleet. Research and development expense for the year ended December 31, 2009 decreased to $30.5 million from $33.6 million for the year ended December 31, 2008, a decrease of $3.1 million, or 9%. In the year ended December 31, 2009, we discontinued development efforts towards launch of service with Old Chrysler. Research and development expense related primarily to the Old Chrysler effort, including work performed by HNS on our behalf, decreased by $6.8 million. This decrease was partially offset by a $2.5 million increase in labor costs as we dedicated additional resources to the further development and testing of our telematics system, including the development of our in-Drive products and services, and a $1.0 million increase in depreciation expense related to the depreciation of assets used in development activities.

Sales and Marketing Expense

Sales and marketing expense consists primarily of (i) salaries, commissions and related benefits for employees engaged in maintaining and augmenting our automaker relationships, Networkfleet’s sales initiatives, and other marketing activities, (ii) certain amounts paid to Mercedes-Benz and its dealers, (iii) the costs associated with direct marketing campaigns, (iv) trade shows and other forms of advertising and (v) the amortization of certain intangible assets acquired in connection with the acquisition of Networkfleet. Sales and marketing expense for the year ended December 31, 2009 increased to $11.4 million from $7.6 million, an increase of $3.8 million, or 50%. This increase relates primarily to a $1.3 million increase in direct marketing costs incurred relating to our launch of the mbrace service offering in November 2009, including certain amounts paid to Mercedes-Benz and its dealers; an increase of $1.3 million in professional fees due to approximately $1.4 million in services performed by Trivergance Business Resources, LLC (“TBR”) related to the development and execution of our marketing and customer retention platform, and an increase of approximately $1.0 million in salaries and related benefits as the number of employees dedicated to sales and marketing activities grew in the year ended December 31, 2009 as we continued to develop our relationship with Mercedes-Benz, pursued relationships with other automakers and further developed our consumer marketing strategy leading up to and following the launch of our service to Mercedes-Benz vehicles in November 2009. We expect sales and marketing expense to continue increasing as we expand sales and marketing activities and further develop our consumer strategy for Mercedes-Benz and other potential future opportunities.

General and Administrative Expense

General and administrative expense consists primarily of facilities costs, finance, accounting, legal, information technology, human resources and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expenses for the year ended December 31, 2009 increased to $41.6 million from $21.1 million, an increase of $20.5 million, or 97%. This increase is due primarily to an increase of approximately $7.7 million in professional fees relating to the Merger, our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, certain litigation matters and other corporate activities; an approximately $5.5 million increase in compensation and benefits related to the additional personnel necessary to support our operations; an approximately $3.8 million increase in depreciation and amortization due to the deployment of the necessary systems and software for operations as these systems became ready for their intended use during the year ended December 31, 2009; approximately $1.7 million related to patent licenses for approximately 40 domestic and 40 foreign patents obtained while concurrently resolving filed and unfiled disputes relating to multiple parties; and an approximately $1.7 million increase in software maintenance costs. With the launch of our service with Mercedes-Benz in November 2009, certain costs related to the provision of service, including costs associated with our data centers and information technology and customer care groups, which were previously recorded as a general and administrative expense before the launch, are now recorded as cost of services.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2009 increased to $13.7 million from $10.0 million in the year ended December 31, 2008, an increase of $3.7 million, or 38%. Interest expense, net for the year ended December 31, 2009 consisted primarily of $12.9 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, $3.3 million of accrued interest and discount amortization related to the senior subordinated unsecured indebtedness, $0.8 million of interest on capital lease obligations and vendor financing arrangements, $0.6 million of accretion on the Series A Preferred Stock, $0.3 million of interest on our second lien indebtedness and note payable, partially offset by $0.2 million of interest earned on cash and cash equivalents and $4.0 million of interest which was capitalized. Interest expense, net for the year ended December 31, 2008 consisted primarily of $7.5 million of accrued interest and discount and debt issuance costs amortization related to the senior secured term indebtedness, $2.8 million of accretion on the Series A Preferred Stock, $1.8 million of accrued interest and discount amortization related to the senior subordinated unsecured promissory notes and $0.4 million of accrued interest on capital lease obligations, partially offset by $0.9 million of interest earned on cash and cash equivalents and $1.6 million of interest which was capitalized.

Change in Fair Value of Derivative Instruments

Based on an evaluation of guidance provided by the Emerging Issues Task Force (“EITF”) governing whether an instrument, including embedded features, is indexed to a company’s own stock, we determined that the warrants issued in connection with the issuance of the Series A Preferred Stock and the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which, in accordance with the accounting guidance, indicated that the warrants were not indexed to HUGHES Telematics stock. Accordingly, upon the adoption of the accounting guidance, we reclassified the $133.9 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009. We also determined that the automatic exchange feature of the Series B Preferred Stock pursuant to which the Series B Preferred Stock would be directly exchanged for shares of Polaris common stock in connection with the Merger should be considered a separate derivative instrument as, pursuant to the accounting guidance, the exchange provision was not considered indexed to HUGHES Telematics stock but rather indexed to Polaris stock. We recognized a charge of approximately $62.3 million in the year ended December 31, 2009 related to the increase in fair market value of these instruments during such period. As the warrants were exercised and the Series B Preferred Stock was extinguished in connection with the Merger, we will not record additional charges in future periods related to these instruments.

Deemed Dividend on and Accretion of Convertible Preferred Stock

At the time of issuance of the Series B Preferred Stock, we allocated approximately $42.9 million of the proceeds to a beneficial conversion feature resulting from the ability of the holders of the Series B Preferred Stock to convert their shares of Series B Preferred Stock into shares of HUGHES Telematics common stock at a conversion price lower than the fair value of the HUGHES Telematics common stock at such time. As this conversion feature was immediately available to the holders of the Series B Preferred Stock, this discount on the Series B Preferred Stock was immediately accreted and a deemed dividend of approximately $42.9 million was recorded on the date of issuance. We recorded an additional deemed dividend of approximately $0.1 million in the year ended December 31, 2009 representing the accretion of the discount on the Series B Preferred Stock related to the embedded derivative and issue costs over the 4.5 year period through October 1, 2013 when the Series B Preferred Stock first became redeemable at the option of the holder. Upon consummation of the Merger and the exchange of the Series B Preferred Stock for our common stock, we recorded an additional deemed dividend of approximately $13.6 million related to the difference between (i) the fair value of our common stock received by the holders of the Series B Preferred Stock and (ii) the carrying value of the Series B Preferred Stock, the amount allocated to the beneficial conversion feature and the embedded derivative for the automatic exchange provision. Each of these deemed dividends have been reflected in the consolidated statements of operations in determining the net loss attributable to common stockholders.

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues

The following table sets forth information related to consolidated revenues for the year ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
	(in thousands)
Service revenues	$16,618	$9,343
Hardware revenues	13,642	11,009

Total revenues	$30,260	$20,352

Total revenues for the year ended December 31, 2008 increased to approximately $30.3 million, a 49% increase from the approximately $20.4 million of total revenue for the year ended December 31, 2007. The primary driver of the increase was service revenues, which increased 78% in the year ended December 31, 2008 from the year ended December 31, 2007. Units active on the network increased to approximately 87,000 as of December 31, 2008, a 47% increase from the approximately 59,000 units active as of December 31, 2007. Hardware unit sales increased to approximately 40,000 units in the year ended December 31, 2008, a 29% increase from the approximately 31,000 units sold in the year ended December 31, 2007.

Cost of Revenues

The following table sets forth information related to costs of revenue for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
	(in thousands)
Cost of services	$6,009	$4,102
Cost of hardware sold	9,585	7,767

Total cost of revenues	$15,594	$11,869

Cost of revenues increased to approximately $15.6 million for the year ended December 31, 2008, a 31% increase from the approximately $11.9 million for the year ended December 31, 2007. This increase resulted primarily from the increased number of active units on the network in the year ended December 31, 2008 relative to the year ended December 31, 2007. Cost of revenues as a percentage of total revenues decreased to 52% in the year ended December 31, 2008, a 10% decrease from 58% in the year ended December 31, 2007. This decrease resulted primarily from the increase in service revenues as a percentage of total revenues. Service revenues yield a higher gross margin than hardware revenues and represented 55% of total revenue in the year ended December 31, 2008 relative to 46% of total revenues in the year ended December 31, 2007.

Research and Development Expense

Research and development expense for the year ended December 31, 2008 increased to $33.6 million from $23.5 million for the year ended December 31, 2007, an increase of $10.1 million or 43%. In the year ended December 31, 2008, we dedicated additional resources to the development and testing of our telematics system, including the initiation of development of the second generation hardware device. Specifically, the increase in research and development expense relates primarily to a $7.3 million increase in amounts expensed for work performed by HNS and other contracted labor, a $1.5 million increase in compensation and benefits as the number of employees focused on the development of the telematics system and on the development of our applications and services increased in the year ended December 31, 2008 and a $0.9 million increase in depreciation expense resulting from equipment purchased during 2008. During the years ended December 31, 2008 and 2007, we capitalized $12.2 million and $3.4 million of software development costs which, once the software is ready for its intended use, will be amortized as a cost of service over the expected useful life of the software.

Sales and Marketing Expense

Sales and marketing expense for the year ended December 31, 2008 increased to $7.6 million from $5.7 million for the year ended December 31, 2007, an increase of $1.9 million, or 33%. This increase relates primarily to a $1.1 million increase in compensation and benefits as the number of employees dedicated to sales and marketing activities increased in the year ended December 31, 2008 as we continued developing our relationship with Chrysler and Mercedes-Benz, pursued relationships with additional automakers and developed our consumer marketing and branding strategy in anticipation of the launch of services enabled by factory-installed hardware in the second half of 2009.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2008 increased to $21.1 million from $12.8 million for the year ended December 31, 2007, an increase of $8.3 million or 65%. This increase relates primarily to approximately $3.9 million of incremental costs incurred in the year ended December 31, 2008 related to the design and implementation of our back office systems, a $2.8 million increase in compensation and benefits as total headcount involved in general and administrative activities increased, a $0.5 million increase in depreciation expense resulting from equipment purchased during 2008 and a $0.3 million increase in facilities expenses due to the expansion of our operations.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2008 increased to $10.0 million from $1.0 million for the year ended December 31, 2007, an increase of $9.0 million. Interest expense, net for the year ended December 31, 2008 consisted primarily of the $7.5 million of accrued interest and discount and amortization of debt issuance costs amortization related to the senior secured term indebtedness, the $2.8 million of accretion on the Series A Preferred Stock, the $1.8 million of accrued interest and discount amortization related to the senior subordinated unsecured promissory notes and $0.4 million of accrued interest on capital lease obligations, partially offset by $0.9 million of interest earned on cash and cash equivalents and $1.6 million of interest which was capitalized. Interest expense, net for the year ended December 31, 2007 consisted of the $1.8 million of accretion on the Series A Preferred Stock, partially offset by $0.8 million of interest earned on cash and cash equivalents.

Income Tax Benefit

As a result of our historical losses and the expectation that such historical losses will continue for the foreseeable future, we have recorded a full valuation allowance against our net deferred tax asset. Accordingly, we did not recognize a tax benefit for the year ended December 31, 2008. For the year ended December 31, 2007, we recognized an income tax benefit of approximately $2.2 million relating to the partial reversal of our net deferred tax liability.

Liquidity and Capital Resources

As of December 31, 2009, we had unrestricted cash and cash equivalents of approximately $28.4 million. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2009 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We believe that the cash and cash equivalents on hand, along with projected cash flows to be generated by our service offerings to Mercedes-Benz vehicles and sales of our in-Drive products and services, will allow us to continue operations beyond the next twelve months. Since we have recently launched our service offerings to Mercedes-Benz vehicles and expect to launch our in-Drive products and services later this year, some or all of the assumptions underlying our projections may prove to be materially inaccurate. If so, we cannot assure you that our net losses and negative cash flow will not surpass our expectations, and thus, we may be required to raise additional capital in the future or to reduce our operating expenditures. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our existing credit facilities, or we will need to obtain waivers from the lenders. Our credit facilities contain covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in obtaining additional financing, if needed, or that we will be able to reduce our operating expenditures.

Operating Activities

For the year ended December 31, 2009, cash used in operating activities was approximately $47.2 million, consisting primarily of a net loss of $163.7 million, partially offset by a $62.3 million non-cash change in the market value of derivative instruments, the $19.1 million non-cash portion of the impairment charges, $10.9 million of depreciation and amortization, $8.8 million of interest accrued on long-term debt which was paid in kind with such accrued interest being added to the outstanding principal balance of the long-term debt, $8.7 million of changes in operating assets and liabilities, $4.6 million of amortization of debt issuance costs and other discounts on the long-term debt, $1.6 million of share-based compensation expense and $0.5 million of non-cash interest expense related to the Series A Preferred Stock.

For the year ended December 31, 2008, cash used in operating activities was approximately $39.1 million, consisting primarily of a net loss of $57.5 million, partially offset by $5.9 million of depreciation and amortization, $5.9 million of interest accrued on long-term debt which will be paid in kind with such accrued interest being added to the outstanding principal balance of the long-term debt, $2.6 million of non-cash interest expense related to the Series A Preferred Stock, $2.4 million of amortization of debt issuance costs and other discounts on the long-term debt, $1.2 million of net changes in operating assets and liabilities and $0.4 million of share-based compensation expense.

For the year ended December 31, 2007, cash used in operating activities was approximately $23.6 million and was principally comprised of a net loss of $32.3 million, increased by a $2.2 million tax benefit related to the reversal of deferred tax liabilities, partially offset by $4.5 million of depreciation and amortization, $1.8 million of non-cash interest expense related to the Series A Preferred Stock and an increase in cash flows from operating assets and liabilities of $4.7 million.

Investing Activities

For the year ended December 31, 2009, cash used in investing activities was approximately $14.5 million, consisting primarily of $11.4 million of capitalized software costs, $11.0 million of capital expenditures related primarily to the factory-installed telematics initiative, $0.6 million of capital expenditures related to Networkfleet’s operations, $0.4 million deposited into a restricted cash account to collateralize letters of credit, partially offset by the release of $5.3 million of restricted cash that was previously held for the benefit of the lenders of the senior secured indebtedness and the release of $3.5 million deposited into a restricted cash account held to collateralize a letter of credit that secured certain lease obligations.

For the year ended December 31, 2008, cash used in investing activities was approximately $31.7 million, consisting primarily of $12.2 million of capitalized software costs, $10.6 million of capital expenditures related to the factory-installed telematics initiative, $5.3 million deposited into a restricted cash account for the benefit of the lenders of the senior secured term indebtedness, $2.8 million deposited into a restricted cash account to collateralize letters of credit that secure certain lease obligations, and $0.8 million of capital expenditures related to Networkfleet’s operations.

For the year ended December 31, 2007, cash used in investing activities was approximately $5.1 million and resulted primarily from $3.4 million of capitalized software costs, $2.9 million of capital expenditures related to the factory-installed telematics initiative and $0.6 million of capital expenditures related to Networkfleet’s operations, partially offset by the maturity of $1.8 million of short-term investments.

Financing Activities

For the year ended December 31, 2009, cash provided by financing activities was approximately $72.3 million, consisting of $97.2 million of net cash provided by the Merger, $37.0 million of cash proceeds from the issuance and sale of Series B Preferred Stock, $15.0 million from the issuance of second lien term indebtedness, $7.4 million of cash proceeds from the issuance of common stock in connection with a private placement, partially offset by $74.4 million paid to repurchase common shares in connection with the closing of the Merger, $7.4 million of payments on capital lease obligations and $2.6 million in fees and expenses paid in connection with the above financing transactions.

For the year ended December 31, 2008, cash provided by financing activities was approximately $66.7 million, consisting of $60.0 million from the issuance of the senior secured term indebtedness with detachable warrants and $16.0 million from the issuance of senior subordinated unsecured notes, partially offset by $5.0 million used to redeem the outstanding shares of the Retired Series B Preferred Stock, $3.3 million of debt issuance costs related to the senior secured term indebtedness and $1.0 million of payments on capital lease obligations.

For the year ended December 31, 2007, cash provided by financing activities was approximately $35.1 million and consisted of $35.0 million from the sale of the Series A Preferred Stock and warrants and $0.1 million from the exercise of stock options.

Senior Secured Term Indebtedness

On March 31, 2008, we entered into the First Lien Credit Agreement pursuant to which we issued in multiple tranches during the year ended December 31, 2008, for aggregate consideration of $60.0 million, senior secured term indebtedness due March 31, 2013 with an original principal amount of $60.0 million and warrants to purchase the equivalent of 4,801,112 shares of common stock, comprised of 1,103,922 initial shares and 3,697,190 earn-out shares, at an equivalent exercise price of less than $0.01 per share. As additional consideration for services provided by the lead arranger in connection with the issuance and syndication of the term indebtedness, we issued warrants to an affiliate of the lead arranger to purchase the equivalent of an aggregate of 1,181,244 shares of common stock, comprised of 271,604 initial shares and 909,640 earn-out shares, at an equivalent exercise price of less than $0.01 per share.

The senior secured term indebtedness is guaranteed by all of our existing and future domestic subsidiaries and is secured by all of its tangible and intangible assets. At our election, the term indebtedness bears interest at (i) the Prime Lending Rate plus 10.00% or (ii) for Eurocurrency borrowings, 11.00% plus the greater of LIBOR or 3.00%. In accordance with an agreement between us and one of the senior secured note holders, the interest rate on term indebtedness with a principal amount of $5.0 million will have an interest rate of no higher than 14.00% for the term of the debt. With respect to Eurocurrency borrowings, we may elect interest periods of one, two, three, or six months (or nine or twelve months if approved by each senior secured note holder), and interest is payable in arrears at the end of each interest period but, in any event, at least every three months. With respect to any interest period ending on or prior to March 31, 2010 and unless we elect at least three days prior to the beginning of any such interest period, the interest accrued on the term indebtedness will be paid in kind in arrears with such accrued interest being added to the outstanding principal balance of the term indebtedness. With respect to all interest periods ending after March 31, 2010, the accrued interest will be paid in cash in arrears. As of December 31, 2009, senior secured term indebtedness with an aggregate principal amount, including the accrued interest which had been paid in kind, of approximately $74.5 million was outstanding, and we had elected to convert all outstanding amounts to Prime Lending borrowings which resulted in the term indebtedness bearing an interest rate of 13.25%.

The First Lien Credit Agreement requires us to comply with negative covenants which include, among others, limitations on our ability to incur additional debt; create liens; pay dividends or make other distributions; make loans and investments; sell assets; redeem or repurchase capital stock or subordinated debt; engage in specified transactions with affiliates; consolidate or merge with or into, or sell substantially all of its assets to, another person; and enter into new lines of business. We may incur indebtedness beyond the specific limits allowed under the First Lien Credit Agreement, provided we maintain a leverage ratio of 5.0 to 1.0. In addition, we may incur limited indebtedness secured by junior and subordinated liens to the liens created under the First Lien Credit Agreement. Noncompliance with any of the covenants without cure or waiver would constitute an event of default. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The First Lien Credit Agreement also contains other events of default (subject to specified grace periods), including defaults based on the termination of the Old Chrysler or Mercedes-Benz contracts, events of bankruptcy or insolvency with respect to us and nonpayment of principal, interest or fees when due. On June 26, 2009, we obtained a waiver from our senior secured lenders under the Credit Agreement providing that the rejection of the Old Chrysler contract would not impact our existing obligations under the First Lien Credit Agreement. The First Lien Credit Agreement also requires us to use 25% of the net cash proceeds from certain equity issuances for the repayment of senior secured term indebtedness.

The warrants issued in connection with the issuance of the senior secured term indebtedness were automatically exercised in accordance with their terms upon consummation of the Merger.

In accordance with the accounting guidance governing convertible debt and debt issued with stock purchase warrants, as of each issuance date, we ascribed value to the senior secured term indebtedness and the related warrants based on their relative fair values. As a result, an aggregate of $46.9 million was allocated to the senior secured term indebtedness and an aggregate of $12.1 million was allocated to the warrants. In connection with the issuance of the senior secured term indebtedness to AIF V PLASE on December 12, 2008, approximately $1.0 million of the purchase price was recorded as a deemed capital contribution from Apollo related to the difference between (i) the fair value of the note using an estimated interest rate we would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the stated interest rate. The resulting discount from the face value of the senior secured term indebtedness resulting from the ascribed value to the warrants and the deemed capital contribution will be amortized as additional interest expense over the term of the senior secured term indebtedness using the effective interest rate method.

Second Lien Term Indebtedness

On December 17, 2009, we entered into the Second Lien Credit Agreement with PLASE HT as administrative agent, collateral agent and original lender, pursuant to which we issued, for aggregate consideration of $15.0 million, second lien term indebtedness due October 1, 2013 with an original principal amount of $15.0 million and a warrant to purchase 3,000,000 shares of common stock at an exercise price of $6.00 per share. PLASE HT is an affiliate of Apollo and of our controlling stockholder, Communications LLC. The loans under the Second Lien Credit Agreement bear interest at 9.00% per annum, payable-in-kind, and are guaranteed by all of our existing and future domestic subsidiaries. The loans are secured by a second priority lien on substantially all of our tangible and intangible assets, including the equity interests of our subsidiaries. The liens granted in connection with the Second Lien Credit Agreement are expressly subject and subordinated to the liens securing our obligations under the First Lien Credit Agreement.

The covenants contained in the Second Lien Credit Agreement are substantially the same as those in the First Lien Credit Agreement. The Second Lien Credit Agreement requires us to comply with negative covenants which include, among others, limitations on our ability to incur additional debt; create liens; pay dividends or make other distributions; make loans and investments; sell assets; redeem or repurchase capital stock or subordinated debt; engage in specified transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. We may incur indebtedness beyond the specific limits allowed under the Second Lien Credit Agreement, provided we maintain a leverage ratio of less than 5.0 to 1.0. The events of default under the Second Lien Credit Agreement include, among others, payment defaults; defaults under, or acceleration of, certain indebtedness; termination of our contract with

Mercedes-Benz; breaches of covenants or representations and warranties; certain ERISA events; certain judgments; and bankruptcy and insolvency events. The occurrence of an event of default could result in the acceleration of the obligations under the Second Lien Credit Agreement.

We ascribed value to the indebtedness issued in connection with the Second Lien Credit Agreement and the related warrants based on their relative fair values. As such, approximately $9.6 million of the proceeds was allocated to the indebtedness and the remaining approximately $5.4 million was allocated to the warrants. The resulting discount from the face value of the indebtedness resulting from the ascribed value to the warrants will be amortized as additional interest expense over the term of the indebtedness using the effective interest rate method.

Senior Unsecured Promissory Note

On December 18, 2009, we issued to HNS a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on the equipment financing arrangement owed to HNS. The promissory note accrues interest at a rate of 12.00% per annum, compounded annually, and becomes due and payable on December 31, 2010. We are required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and Second Lien Credit Agreement and certain other limitations, to the extent we sell any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we shall make unscheduled prepayments of principal on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs). Through March 10, 2010, we have made principal payments on the promissory note of less than $0.1 million resulting from the sale of capital equipment.

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

Series A Redeemable Preferred Stock

In July 2006, we issued and sold to Communications LLC for an aggregate purchase price of $40.0 million, 4,000 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 12,191,598 shares of our common stock, comprised of 2,803,223 initial shares and 9,388,375 earn-out shares, at an equivalent exercise price of $0.82 per share. In June 2007, we issued and sold to Communications LLC, for an aggregate purchase price of $15.0 million, an additional 1,500 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 9,143,698 shares of our common stock, comprised of 2,102,417 initial shares and 7,041,281 earn-out shares, at an equivalent exercise price of $1.64 per share. In November 2007, we issued and sold to Communications LLC, for an aggregate purchase price of $20.0 million, an additional 2,000 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 12,191,598 shares of our common stock, comprised of 2,803,223 initial shares and 9,388,375 earn-out shares, at an equivalent exercise price of $2.46 per share. Immediately prior to the consummation of the Merger, the outstanding shares of Series A Preferred Stock were extinguished through (i) the exercise by Communications LLC of the outstanding warrants to purchase Old HTI common stock using shares of Series A Preferred Stock with an aggregate face value of $55.0 million and (ii) the exchange of shares of Series A Preferred Stock with an aggregate face value of $20.0 million for shares of Old HTI common stock which were subsequently exchanged in connection with the Merger for 2,000,000 shares of our common stock, comprised of 459,861 initial shares and 1,540,139 earn-out shares.

Series B Convertible Preferred Stock

On March 12, 2009, we issued and sold 5,000,000 shares of Series B Preferred Stock for an aggregate purchase price of $50.0 million. AIF V PLASE purchased 1,200,000 shares of Series B Preferred Stock for $12.0 million of cash, and HCI, parent of HNS, purchased 1,300,000 shares of Series B Preferred Stock through the conversion of $13.0 million of trade accounts payable transferred from HNS. The remaining 2,500,000 shares of Series B Preferred Stock were purchased by unrelated institutional investors for $25.0 million of cash. As a result of the sale of Series B Preferred Stock, approximately $5.3 million was released to us from an escrow account held for the benefit of its senior secured note holders. This amount constituted all funds remaining in the escrow account. In connection with the Merger, all outstanding shares of Series B Preferred Stock were exchanged for an aggregate of 12,500,000 shares of our common stock, comprised of 5,000,000 initial shares and 7,500,000 earn-out shares.

Private Placement of Common Stock

On December 28, 2009, we completed a private placement of 2,516,667 shares of common stock, par value $0.0001 per share, to a group of institutional investors at a per-share price of $3.00, pursuant to the terms of a Stock Purchase Agreement, dated December 24, 2009, by and among us and each of the purchasers. The aggregate purchase price for the common stock sold in the private placement was approximately $7.4 million in cash and the exchange of 1,662,200 of our publicly-traded warrants which were cancelled upon the closing of the private placement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements. All subsidiaries in which we have a controlling financial interest are included in the consolidated financial statements, and we do not have any relationships with any special purpose entities.

Contractual Obligations

The following table sets forth our contractual payment obligations as of December 31, 2009:

	Total	Payments Due By Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Senior secured term indebtedness(1)	$112,652	$7,680	$20,387	$84,585	$—
Second lien indebtedness	21,125	—	—	21,125	—
Senior unsecured promissory note	9,164	9,164	—	—	—
Senior subordinated unsecured promissory notes	33,907	—	—	33,907	—
Vendor financing arrangements	3,038	1,121	1,469	448	—
Capital lease obligations	5,091	3,288	1,803	—	—
Operating lease obligations	8,816	1,239	3,272	4,126	179
Purchase and other obligations	32,740	13,390	19,350	—	—

Total	$226,533	$35,882	$46,281	$144,191	$179

(1)	As the senior secured term indebtedness bears interest at a variable rate, the estimated interest payments were calculated based on the 13.25% interest rate in effect as of December 31, 2009.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs and became effective for us on January 1, 2010. The adoption will not have a material effect on our financial position, results of operations or cash flows.

In September 2009, the EITF issued revised guidance governing revenue arrangements with multiple deliverables, which provides a greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. The revised guidance requires the use of an estimated selling price to allocate arrangement consideration, and eliminates the residual method of allocation. The revised guidance will become effective for us on January 1, 2011; however, earlier adoption is permitted. The adoption is not expected to have a material effect on our financial position, results of operations or cash flows.

In September 2009, the EITF issued a revised guidance governing certain revenue arrangements that include software elements, which amends the scope of existing guidance to exclude tangible products that include software and non-software components that function together to deliver the products essential functionality. The revised guidance will become effective for us on January 1, 2011; however, earlier adoption is permitted. The adoption is not expected to have a material effect on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2009, we had approximately $29.0 million of cash, cash equivalents, and restricted cash that is subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

We may suffer from fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. As of December 31, 2009, we had outstanding variable rate borrowings of approximately $74.5 million. As of December 31, 2009, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense by approximately $0.7 million.

Item 8.	Financial Statements and Supplementary Data

HUGHES TELEMATICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

HUGHES Telematics, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of HUGHES Telematics and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, in 2009, the Company changed the manner in which it accounts for financial instruments that are indexed to the Company’s own stock.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has a net capital deficiency that raises substantial doubt about is ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

March 16, 2010

HUGHES TELEMATICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$28,368	$17,837
Restricted cash	—	5,333
Accounts receivable, net of allowance of $375 and $689, respectively	4,118	5,697
Inventories	1,390	2,014
Prepaid expenses	1,556	967
Deferred income taxes	31	116
Other current assets	2,088	974

Total current assets	37,551	32,938
Restricted cash	650	3,750
Property and equipment, net	30,128	21,341
Capitalized software, net	18,355	16,749
Intangible assets, net	13,005	16,419
Goodwill	5,169	5,169
Debt issuance costs	5,254	6,086
Other assets	7,969	6,530

Total assets	$118,081	$108,982

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,521	$16,158
Accrued liabilities	7,943	6,237
Deferred revenue	98	480
Current portion of capital lease obligations	3,125	1,738
Current portion of long-term debt	8,316	—
Other current liabilities	568	361

Total current liabilities	27,571	24,974
Series A Redeemable Preferred Stock	—	62,092
Long-term debt, net of current portion	91,140	66,596
Capital lease obligations	1,599	5,593
Deferred income taxes	31	116
Long-term deferred revenue	47	—
Other liabilities	3,069	281

Total liabilities	123,457	159,652

Commitments and contingencies (Note 13)

Stockholders’ Deficit
Preferred Stock, $0.0001 par value, authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2009	—	—
Common stock, $0.0001 par value, authorized 155,000,000 shares; issued and outstanding 87,087,624 and 22,778,782 shares at December 31, 2009 and 2008, respectively	9	2
Additional paid-in capital	352,159	42,964
Accumulated deficit	(357,544)	(93,636)

Total stockholders’ deficit	(5,376)	(50,670)

Total liabilities and stockholders’ deficit	$118,081	$108,982

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES TELEMATICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Services	$22,627	$16,618	$9,343
Hardware	10,416	13,642	11,009

Total revenues	33,043	30,260	20,352

Operating costs and expenses:
Cost of services	8,163	6,009	4,102
Cost of hardware	8,214	9,585	7,767
Research and development	30,501	33,626	23,540
Sales and marketing	11,424	7,622	5,712
General and administrative	41,569	21,076	12,808
Impairment charges	20,762	—	—

Total operating costs and expenses	120,633	77,918	53,929

Loss from operations	(87,590)	(47,658)	(33,577)
Interest income	162	868	853
Interest expense	(13,899)	(10,820)	(1,811)
Change in fair value of derivative instruments	(62,316)	—	—
Other (expense) income	(9)	143	—

Loss before income taxes	(163,652)	(57,467)	(34,535)
Income tax (expense) benefit	(9)	—	2,202

Net loss	(163,661)	(57,467)	(32,333)
Deemed dividend on and accretion of convertible preferred stock	(56,619)	—	—

Net loss attributable to common stockholders	$(220,280)	$(57,467)	$(32,333)

Basic and diluted loss per common share	$(11.40)	$(12.19)	$(6.88)

Basic and diluted weighted average shares outstanding	19,324,144	4,712,501	4,700,993

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES TELEMATICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(163,661)	$(57,467)	$(32,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,890	5,911	4,454
Change in fair value of derivative instruments	62,316	—	—
Non-cash impairment charges	19,097	—	—
Gain on disposal of assets	(11)	—	—
Interest expense on Series A Redeemable Preferred Stock	496	2,561	1,811
Interest expense on long-term debt and capital leases	8,828	5,863	—
Amortization of debt issuance costs and discounts on long-term debt	4,569	2,396	—
Share-based compensation expense	1,552	448	53
Deferred income taxes	—	—	(2,202)
Changes in assets and liabilities:
Accounts receivable, net	1,579	(1,785)	(153)
Inventories	624	744	(1,981)
Prepaid expenses and other assets	(6,797)	(6,705)	65
Accounts payable and accrued and other liabilities	13,655	8,886	6,787
Deferred revenue	(334)	31	(63)

Net cash used in operating activities	(47,197)	(39,117)	(23,562)

Cash flows from investing activities:
Maturities of short-term investments	—	—	1,800
Purchases of property and equipment	(11,609)	(11,410)	(3,497)
Increase in capitalized software	(11,398)	(12,237)	(3,412)
Proceeds from disposal of assets	34	—	—
Decrease (increase) in restricted cash	8,433	(8,086)	—

Net cash used in investing activities	(14,540)	(31,733)	(5,109)

Cash flows from financing activities:
Proceeds from merger with Polaris Acquisition Corp.	97,242	—	—
Proceeds from the issuance of Series B Convertible Preferred Stock	37,000	—	—
Proceeds from the issuance of long-term debt	15,000	76,000	—
Proceeds from the issuance of common stock	7,384	—	—
Repurchase of common stock	(74,356)	—	—
Payment of fees related to the issuance of Series B Convertible Preferred Stock	(1,780)	—	—
Payment of debt issuance costs	(545)	(3,285)	—
Payment of fees related to warrant exchange	(200)	—	—
Payment of fees related to the issuance of common stock	(154)	—	—
Repayment of capital lease obligations	(7,376)	(1,045)	—
Proceeds from the exercise of warrants	53	—	—
Redemption of Series B Redeemable Preferred Stock	—	(5,000)	—
Proceeds from the issuance of Series A Redeemable Preferred Stock and warrants	—	—	35,000
Proceeds from the exercise of stock options	—	—	100

Net cash provided by financing activities	72,268	66,670	35,100

Net increase (decrease) in cash and cash equivalents	10,531	(4,180)	6,429
Cash and cash equivalents, beginning of period	17,837	22,017	15,588

Cash and cash equivalents, end of period	$28,368	$17,837	$22,017

Supplemental non-cash disclosure:
Issuance of Series B Convertible Preferred Stock in exchange for a trade payable	$13,000	$—	$—
Issuance of common stock in connection with the exercise of warrants using shares of Series A Redeemable Preferred Stock	$207,218	$—	$—
Issuance of common stock in exchange for Series A Redeemable Preferred Stock	$20,000	$—	$—
Issuance of common stock in exchange for Series B Convertible Preferred Stock	$109,750	$—	$—
Property and equipment acquired by capital lease obligations	$6,302	$8,026	$—
Conversion of accounts payable and capital lease obligation to long-term debt	$8,316	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES TELEMATICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stock Repurchase Obligation	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2006	22,717,824	$2	$8,084	$(3,836)	$—	$4,250
Issuance of common stock in connection with the exercise of stock options	60,958	—	100	—	—	100
Issuance of Series A Redeemable Preferred Stock and warrant	—	—	15,067	—	—	15,067
Share-based compensation expense	—	—	53	—	—	53
Net loss	—	—	—	(32,333)	—	(32,333)

Balance, December 31, 2007	22,778,782	2	23,304	(36,169)	—	(12,863)
Issuance of warrants in connection with senior secured term indebtedness	—	—	12,103	—	—	12,103
Issuance of warrants as debt issuance cost	—	—	3,580	—	—	3,580
Deemed capital contribution from a related party (Note 12)	—	—	5,778	—	—	5,778
Extension of mandatory redemption date of Series A Redeemable Preferred Stock	—	—	(2,249)	—	—	(2,249)
Share-based compensation expense	—	—	448	—	—	448
Net loss	—	—	—	(57,467)	—	(57,467)

Balance, December 31, 2008	22,778,782	2	42,964	(93,636)	—	(50,670)
Cumulative effect of change in accounting principle (Note 3)	—	—	(33,639)	(100,247)	—	(133,886)
Issuance of warrant to advisor in connection with the sale of the Series B Convertible Preferred Stock	—	—	2,099	—	—	2,099
Issuance of common stock and recapitalization in connection with merger with Polaris Acquisition Corp.	14,082,663	2	94,006	—	(74,356)	19,652
Issuance of common stock in connection with the exercise of warrants	6,296,473	1	37,027	—	—	37,028
Issuance of common stock in connection with the exercise of warrants using shares of Series A Redeemable Preferred Stock	33,526,894	3	207,215	—	—	207,218
Issuance of common stock in exchange for Series A Redeemable Preferred Stock	2,000,000	—	20,000	—	—	20,000
Extinguishment of Series A Redeemable Preferred Stock prior to mandatory redemption date	—	—	(12,288)	—	—	(12,288)
Issuance of common stock in exchange for Series B Convertible Preferred Stock	12,500,000	1	109,749	—	—	109,750
Deemed dividend and accretion of Series B Convertible Preferred Stock	—	—	(56,619)	—	—	(56,619)
Repurchase of common stock	(7,439,978)	(1)	(74,355)	—	74,356	—
Issuance of common stock to advisors of Polaris Acquisition Corp.	226,592	—	1,989	—	—	1,989
Share-based compensation expense	544,800	—	1,552	—	—	1,552
Issuance of common stock in connection with the warrant exchange	54,731	—	(200)	—	—	(200)
Issuance of common stock in connection with private placement	2,516,667	—	7,229	—	—	7,229
Issuance of warrants in connection with second lien term indebtedness	—	—	5,430	—	—	5,430
Net loss	—	—	—	(163,661)	—	(163,661)

Balance, December 31, 2009	87,087,624	$9	$352,159	$(357,544)	$—	$(5,376)

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization, Basis of Presentation and Business

On March 31, 2009, pursuant to the terms of the Agreement and Plan of Merger dated June 13, 2008 (as amended and restated on November 10, 2008 and March 12, 2009, the “Merger Agreement”), Hughes Telematics, Inc. (“Old HTI”), a privately held company, and Polaris Acquisition Corp. (“Polaris”), a publicly held blank check company, consummated the merger (the “Merger”) whereby Old HTI merged with and into a wholly owned direct subsidiary of Polaris with Old HTI as the surviving corporation, and immediately thereafter, Old HTI merged with and into Polaris, with Polaris as the surviving corporation (see Note 2). In connection with the Merger, Polaris changed its name from “Polaris Acquisition Corp.” to “HUGHES Telematics, Inc.” As used throughout these consolidated financial statements, the terms “we,” “us” and “our” refers to the business, operations and financial results of (i) Old HTI prior to the closing of the Merger and (ii) HUGHES Telematics, Inc. subsequent to the closing of the Merger, as the context requires.

Notwithstanding the legal form of the transaction, the Merger has been accounted for under the purchase method of accounting as a reverse acquisition, equivalent to a recapitalization, through the issuance of stock by Old HTI for the net monetary assets of Polaris. The determination of Old HTI as the accounting acquirer was made based on consideration of all quantitative and qualitative factors of the Merger, including significant consideration given to the fact that following consummation of the Merger (i) the stockholders of Old HTI control a majority of our voting power, (ii) the controlling stockholder of Old HTI prior to the Merger, together with its affiliates, controls approximately 69% of our voting power and has the right to select a majority of the members of our board of directors and (iii) the management of Old HTI continued in all executive officer and other senior management positions and, accordingly, has day-to-day authority to carry out the business plan after the Merger. Accordingly, our historical financial statements prior to March 31, 2009 are the historical financial statements of Old HTI. The consolidated financial statements of Old HTI have been retroactively restated to reflect the recapitalization of Old HTI with the 77,102,149 shares of common stock issued to Old HTI equity holders in connection with the Merger. All share and per share amounts in these consolidated financial statements have been restated to reflect such recapitalization.

We are a telematics services company that provides a suite of real-time voice and data communications services and applications. These services and applications are enabled through a state-of-the-art communications center designed with flexibility to connect various mobile devices with content, services and call centers. Within the automotive industry, our communications center allows for two way voice and data communications to vehicles and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics service provider in the United States for all new vehicles sold by Mercedes-Benz USA, LLC (“Mercedes-Benz”), as well as the preferred provider of telematics services for all Mercedes-Benz vehicles purchased prior to November 16, 2008. These services are marketed under the mbrace brand. In addition, our in-Drive product offers services to consumers or other third parties through a hardware component that we have developed and which we intend to distribute through relationships with companies and organizations with large customer or membership bases for installation in existing vehicles. Additionally, through Networkfleet, Inc. (“Networkfleet”), our wholly-owned subsidiary, we currently offer remote vehicle monitoring and other data services through after-market hardware that is purchased separately and installed in fleets of vehicles.

Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary Networkfleet. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current presentation.

During the years ended December 31, 2009, 2008 and 2007, we incurred a net loss of approximately $163.7 million, $57.5 million and $32.3 million, respectively, and used cash in operations of approximately $47.2 million, $39.1 million and $23.6 million, respectively. As of December 31, 2009, we had cash and cash equivalents of approximately $28.4 million and an accumulated deficit of approximately $357.5 million. We

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believe that the cash and cash equivalents on hand, along with projected cash flows to be generated by our service offerings to Mercedes-Benz vehicles and sales of our in-Drive products and services, will allow us to continue operations beyond December 31, 2010. Since we have recently launched our service offerings to Mercedes-Benz vehicles and expect to launch our in-Drive products and services during the year ending December 31, 2010, some or all of the assumptions underlying our projections may prove to be materially inaccurate. If so, we cannot assure you that our net losses and negative cash flow will not surpass our expectations, and thus, we may be required to raise additional capital in the future or to reduce our operating expenditures. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our existing credit facilities, or we will need to obtain waivers from the lenders. Our credit facilities contain covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in obtaining additional financing, if needed, or that we will be able to reduce our operating expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) Merger with Polaris Acquisition Corp.

On March 31, 2009, pursuant to the Merger Agreement, Old HTI and Polaris consummated the Merger. Upon closing of the Merger, the outstanding equity securities of Old HTI were exchanged for an aggregate of 77,102,149 shares of our common stock, comprised of 19,854,018 initial shares and 57,248,131 earn-out shares. In addition, all options exercisable for Old HTI common stock issued and outstanding immediately prior to the Merger were exchanged for options exercisable for an aggregate of 2,274,935 shares of our common stock, which includes 1,751,859 earn-out options. The earn-out shares, which were issued into escrow, will be released to the Old HTI stockholders and the earn-out options will be eligible to be exercised, according to their terms, by the optionholders, each in three tranches, upon the trading share price of our common stock reaching at least $20.00, $24.50 and $30.50 (as may be adjusted or amended in accordance with the escrow agreement) within certain measurement periods over the five-year period following the closing of the Merger. The Old HTI stockholders placed 5,782,661 shares of our common stock, comprised of 1,489,053 initial shares and 4,293,608 earn-out shares, in escrow until June 30, 2010 to indemnify us for the payment of indemnification claims that may be made as a result of breaches of Old HTI’s covenants, representations and warranties in the Merger Agreement. Pursuant to the Merger Agreement, the Polaris founders agreed to deposit an aggregate of 1,250,000 shares of our common stock into escrow at closing with such shares being released upon the achievement of the first share price target between the first and fifth anniversary of closing. Upon consummation of the Merger, the Polaris founders also transferred an aggregate of 168,000 shares of common stock to us with such shares to be cancelled.

In order to consummate the Merger, we agreed to purchase an aggregate of 7,439,978 shares of our common stock from a limited number of institutional shareholders in separate and privately negotiated transactions which were executed prior to the conclusion of the special meeting in which Polaris’ shareholders voted on the Merger. On April 2, 2009, we consummated these purchases using approximately $74.4 million of the approximately $97.2 million of cash received from Polaris in connection with the Merger.

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. We consider all debt securities with maturities of more than three months but less than one year as short-term investments and classify investments in such short-term debt securities as held to maturity. The cost of these securities is adjusted for amortization of premiums and accretion of discounts to maturity over the contractual life of the security.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of trade receivables from customers and are generally due within 30 days of the invoice date. We estimate uncollectible accounts receivable based on specific troubled accounts or other currently available evidence. The specific allowances are re-evaluated and adjusted as additional information regarding collectability is received. After all reasonable attempts to collect the receivable have been exhausted, the account is written off against the allowance.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. We periodically assesses the market value of our inventory, based on sales trends and forecasts and technological changes, and record a charge to current-period income when such factors indicate that a reduction in net realizable value has occurred.

Restricted Cash

To secure certain lease obligations, we must maintain letters of credit in an aggregate amount of approximately $0.7 million. The agreements governing the letters of credit require us to maintain restricted cash accounts which hold collateral equal to no less than the aggregate face amount of the outstanding letters of credit. As of December 31, 2009 and 2008, we had approximately $0.7 million and $3.8 million, respectively, in the restricted cash accounts.

Pursuant to the First Lien Credit Agreement (see Note 8), we were required to maintain an escrow account for the benefit of the lenders of the senior secured term indebtedness. Following the initial issuance of senior secured term indebtedness in March 2008, we were required to maintain a balance in the escrow account of no less than 25% of the outstanding principal balance of the senior secured term indebtedness. The 25% coverage was to be reduced on a pro rata basis over the next $67.5 million of debt or equity capital raised by us after March 2008. If a balance remained in the escrow account on March 31, 2009, we were required to make an offer to prepay outstanding term indebtedness with an aggregate principal amount equal to such remaining balance. As of December 31, 2008, the amount held in the escrow account was approximately $5.3 million. As a result of the issuance of the Series B Convertible Preferred Stock (“Series B Preferred Stock”) on March 12, 2009 (see Note 10), the remaining approximately $5.3 million was released from the escrow account.

Restricted cash balances which are expected to be restricted for more than one year are classified as non-current assets on the accompanying consolidated balance sheets.

Property and Equipment

We account for property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives, generally three to five years. We amortize leasehold improvements on a straight-line basis over the shorter of the lease term or the estimated useful life of the improvements. Repair and maintenance costs are expensed as incurred.

Capitalized Software

Costs incurred to develop software for our internal use are capitalized and amortized over the estimated useful life of the software. Costs capitalized include direct labor, outside services, materials, software licenses and interest incurred on certain of our outstanding indebtedness. Costs related to the design or maintenance of

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

internal-use software and website development are expensed as incurred. For the years ended December 31, 2009, 2008 and 2007, we capitalized $14.3 million, $13.3 million and $3.4 million, respectively, of software development costs. Amortization begins when the software is ready for its intended use and is recognized over the expected useful life of the software, but not to exceed five years. For the years ended December 31, 2009, 2008 and 2007, we recorded amortization expense related to capitalized software costs of approximately $0.9 million, $0 and $0, respectively.

Goodwill and Intangibles

We record goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and identifiable intangible assets acquired. We perform an impairment test annually or more frequently if an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Our annual impairment analysis indicated that there was no goodwill impairment for the year ended December 31, 2009. We amortize the identified intangible assets with a finite life over their respective useful lives on a straight-line basis, which approximates the projected utility of such assets based on available information.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. In light of the termination of our contract with Chrysler, LLC (now known as Old Carco, LLC, “Old Chrysler”) and the discontinuation of work towards launch of service with Chrysler Group, LLC (“New Chrysler”), we evaluated for impairment certain equipment, capitalized software costs and other assets related to the deployment of hardware and launch of services to New Chrysler vehicles. Accordingly, we recorded impairment charges totaling approximately $20.8 million to write down these assets to their net realizable values.

Debt Issuance Costs

Costs associated with the issuance of debt are deferred and amortized to interest expense, using the effective interest method, over the term of the respective debt.

Revenue Recognition

We recognize revenues from hardware sales and services rendered provided that there is an enforceable contract, we have delivered services to the customer, the fee for the services is fixed or determinable and collection is reasonably assured. Hardware sales consist principally of revenues from the sale of telematics devices, primarily to resellers. Shipping and handling costs for hardware shipped to resellers are classified as cost of hardware sold. We have determined that the sale of hardware and its accompanying services constitute a revenue arrangement with multiple deliverables and account for the sale of hardware and the accompanying services as separate units of accounting. Prepaid service fees are recorded as deferred revenue and are recognized as revenue when earned.

Research and Development

We incur research and development costs in the course of developing our products and services. Such costs are expensed as incurred.

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation

We record expense for share-based compensation awards based on fair value recognition provisions. We determine the fair value of stock option awards using an option pricing model that is based on established principles of financial economic theory. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards (see Note 11).

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In assessing the need to record a valuation allowance against our deferred tax assets, we consider, based upon all available evidence, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to our historical operating losses, there is uncertainty with respect to whether we will ultimately realize our deferred tax assets. Accordingly, as of December 31, 2009 and 2008, we recorded a full valuation allowance against our net deferred tax asset.

Comprehensive Loss

Comprehensive loss, which is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources, for the years ended December 31, 2009, 2008 and 2007 equaled our net loss.

Loss Per Share

We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. The potential dilutive effect of outstanding stock options and warrants is calculated using the “treasury stock” method.

During all periods presented, we had potential common shares, including shares issuable upon the exercise of outstanding stock options and warrants, which could potentially dilute basic loss per share in the future, but were excluded in the computation of diluted loss per share in such periods, as their effect would have been anti-dilutive. Potential common shares issuable upon the exercise of outstanding stock options and warrants but excluded from the calculation of diluted loss per share were 81,278,993 shares, 41,811,616 shares and 35,512,283 shares for the years ended December 31, 2009, 2008 and 2007, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, fair value of financial

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments, collectability of receivables, valuation of inventory, depreciable lives of fixed assets and internally-developed software, valuation of acquired intangibles and goodwill, income taxes, stock-based compensation and contingencies. Actual results could differ materially from these estimates.

Fair Value of Financial Instruments

Our financial instruments include cash, cash equivalents, accounts receivable, accounts payable, letters of credit, long-term debt and certain warrants to purchase common stock. The fair value of cash, cash equivalents, accounts receivable, accounts payable and the letters of credit approximates book value due to their short-term duration. We determined the estimated fair value of the long-term debt and the warrants by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates are not necessarily indicative of the amount that we or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Concentration of Credit Risk

Financial instruments which potentially subject us to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. Although we maintain cash balances at financial institutions that exceed federally insured limits, these balances are placed with various high credit quality financial institutions.

We generate revenues principally from customers located in the United States. For the years ended December 31, 2009, 2008 and 2007, we had zero, one and one customer, respectively, that individually accounted for more than 10% of our revenues. This customer accounted for approximately $3.6 million and $2.1 million of total revenues for the years ended December 31, 2008 and 2007, respectively. This customer accounted for 11.8% and 10.3% of total revenues for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2009 and 2008, one and three customers, respectively, individually accounted for over 10% of our total accounts receivable balance. Combined, these customers accounted for $0.9 million of our total accounts receivable balance as of December 31, 2009 and $3.0 million of our total accounts receivable balance as of December 31, 2008.

Our significant customers, as measured by percentage of total accounts receivable, were as follows:

	December 31,
	2009	2008
Customer A	—	18.6%
Customer B	20.7%	16.8%
Customer C	—	10.8%

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised prior guidance governing accounting for business combinations. Significant revisions include: (i) all transaction costs related to a business combination are to be expensed when incurred; (ii) certain contingent assets and liabilities purchased in a business combination are to be measured at fair value; (iii) contingent consideration (earn-out arrangements) paid in connection with a business combination are to be measured at fair value depending on the structure of the arrangements; and (iv) subsequent material adjustments made to the purchase price allocation will be recorded

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

back to the acquisition date, which will cause revision of previously issued financial statements when reporting comparative period financial information in subsequent financial statements. The revised guidance is effective for business combinations that are completed on or after January 1, 2009. As of December 31, 2008, we had incurred approximately $0.9 million in transaction costs related to the Merger which are included in other current assets in the accompanying consolidated balance sheets. Upon adoption of the revised business combinations guidance, we expensed such transaction costs which are included in general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2009.

In June 2008, the Emerging Issues Task Force (“EITF”) issued guidance on determining whether an instrument, including embedded features, is indexed to an entity’s own stock. Under the new guidance, a company first evaluates any contingent exercise provisions based on the previously existing guidance, and second, evaluates the instruments’ settlement provisions. This guidance is effective for fiscal periods beginning after December 15, 2008. Based on an evaluation of the newly effective guidance, we determined that the warrants issued in connection with the issuance of the Series A Redeemable Preferred Stock (“Series A Preferred Stock”) and the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which under the new guidance, indicated that the warrants were not indexed to HUGHES Telematics stock. Accordingly, upon the adoption of the new guidance, we reclassified the $133.9 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009. We also determined that the automatic exchange feature of the Series B Preferred Stock pursuant to which the Series B Preferred Stock would be directly exchanged for shares of Polaris common stock in connection with the Merger should be considered a separate derivative instrument as, pursuant to the new guidance, the exchange provision was not considered indexed to HUGHES Telematics stock but rather indexed to Polaris stock. We recognized a charge of approximately $62.3 million in the three months ended March 31, 2009 related to the increase in fair market value of these instruments during such period. As the warrants were exercised and the Series B Preferred Stock was extinguished in connection with the Merger, we will not record additional charges in future periods related to these instruments.

In June 2009, the FASB issued the Accounting Standards Codification (“Codification”) which established the Codification as the single source of authoritative non-governmental GAAP which was launched on July 1, 2009. The Codification does not change current GAAP but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification will be considered non-authoritative. Rules and interpretative releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Our adoption of the Codification was effective for during the year ended December 31, 2009 and did not have an impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”), and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs and became effective for us on January 1, 2010. The adoption will not have a material effect on our financial position, results of operations or cash flows.

In September 2009, the EITF issued revised guidance governing revenue arrangements with multiple deliverables, which provides a greater ability to separate and allocate arrangement consideration in a multiple

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

element revenue arrangement. The revised guidance requires the use of an estimated selling price to allocate arrangement consideration, and eliminates the residual method of allocation. The revised guidance will become effective for us on January 1, 2011; however, earlier adoption is permitted. The adoption is not expected to have a material effect on our financial position, results of operations or cash flows.

In September 2009, the EITF issued a revised guidance governing certain revenue arrangements that include software elements, which amends the scope of existing guidance to exclude tangible products that include software and non-software components that function together to deliver the products essential functionality. The revised guidance will become effective for us on January 1, 2011; however, earlier adoption is permitted. The adoption is not expected to have a material effect on our financial position, results of operations or cash flows.

(4) Supplemental Balance Sheet Information

Inventories

Inventories consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Raw material components	$457	$1,202
Finished goods	933	812

Total	$1,390	$2,014

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and consisted of the following:

	Estimated Useful Lives (Years)	December 31,
		2009	2008
		(in thousands)
Computer equipment and software	3 to 5	$29,237	$5,734
Machinery and equipment	2 to 5	3,123	4,845
Furniture and fixtures	5 to 7	240	217
Leasehold improvements	1 to 2	122	149
Construction in process		5,533	14,036

		38,255	24,981
Less accumulated depreciation		(8,127)	(3,640)

Property and equipment, net		$30,128	$21,341

Construction in process consists primarily of software and systems infrastructure to support our business and operations, but which is not yet ready for its intended use.

Depreciation expense was approximately $6.5 million, $2.5 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Accrued compensation and benefits	$2,204	$1,760
Accrued professional and other consulting fees	1,813	180
Accrued marketing and promotion expenses	940	151
Accrued non-inventory purchases	980	2,921
Accrued cost of service	634	157
Other accrued expenses	1,372	1,068

Total accrued liabilities	$7,943	$6,237

(5) Goodwill and Acquired Intangible Assets

On August 1, 2006, we acquired Networkfleet and recorded goodwill of approximately $5.2 million resulting from the allocation of the purchase price.

Intangible assets and the related accumulated amortization were as follows:

	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
As of December 31, 2009
Intellectual property	5 to 15	$15,869	$(5,651)	$10,218
Existing technology	5	6,700	(4,578)	2,122
Trade name	5	1,100	(752)	348
Distributor relationships	5	1,000	(683)	317

Total		$24,669	$(11,664)	$13,005

As of December 31, 2008
Intellectual property	5 to 15	$15,869	$(3,997)	$11,872
Existing technology	5	6,700	(3,238)	3,462
Trade name	5	1,100	(532)	568
Distributor relationships	5	1,000	(483)	517

Total		$24,669	$(8,250)	$16,419

Intellectual property consists of the patent portfolio acquired in connection with the purchase of Networkfleet and “know-how” acquired in connection with the issuance of common stock to the shareholders of SecureTnet International, LLC. The existing technology, trade name and distributor relationships intangible assets were acquired in connection with the purchase of Networkfleet. Amortization of existing technology is included in the cost of hardware sold in the accompanying consolidated statements of operations. For each of the years ended December 31, 2009, 2008 and 2007, amortization expense was approximately $3.4 million.

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization of intangible assets as of December 31, 2009 is as follows (in thousands):

Year Ending December 31,
2010	$3,414
2011	2,308
2012	760
2013	760
2014	760
Thereafter	5,003

Total	$13,005

(6) Income Taxes

We file a consolidated Federal income tax return with our eligible subsidiaries. For Federal income tax purposes, we had unused net operating loss (“NOL”) carryforwards of approximately $128.0 million expiring in 2021 through 2029 and unused tax credits of approximately $3.4 million expiring in 2021 through 2029. Due to our acquisition of Networkfleet, approximately $1.9 million of the NOL carryforwards are subject to an annual limitation in accordance with Internal Revenue Code Section 382, related to ownership changes. After 2010, all of Networkfleet’s NOL carryforwards and unused tax credits will be available to offset our future taxable income unless subject to other limitations. We also have NOL carryforwards available to offset future taxable income in certain states where income tax returns are filed. The amounts available vary by state due to apportionment of losses to each state, and the expiration of the state NOL carryforwards vary in accordance with applicable state laws.

For the years ended December 31, 2009, 2008 and 2007, our loss before income taxes was approximately $163.7 million, $57.5 million and $34.5 million, respectively. The income tax (expense) benefit consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current expense:
Federal	$—	$—	$—
State	(9)	—	—

Total current expense	(9)	—	—

Deferred benefit:
Federal	—	—	1,726
State	—	—	476

Total deferred benefit	—	—	2,202

Total income tax (expense) benefit	$(9)	$—	$2,202

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax benefit (expense) differs from the amount computed by applying the Federal statutory rate of 35% to our loss before income tax as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Income tax benefit at Federal statutory rate	$57,278	$20,114	$12,087
State taxes, net of Federal benefit	4,059	2,725	1,630
Change in valuation allowance	(40,807)	(23,103)	(11,784)
Exercise of warrants	(21,810)	—	—
Research tax credits	902	1,302	944
Interest expense on Series A Preferred Stock	(169)	(989)	(634)
Permanent differences and other	538	(49)	(41)

Total income tax (expense) benefit	$(9)	$—	$2,202

The tax effect of temporary differences that give rise to significant portions of the net deferred tax liability are as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$53,115	$23,115
Capitalized software	21,361	14,120
Accrued expenses	631	589
Allowance for bad debt	154	276
Inventory reserves and capitalization	25	227
Fixed assets	1,169	405
Other	2,244	303

Total gross deferred tax assets	78,699	39,035

Less: valuation allowance	(75,694)	(34,887)

Total gross deferred tax assets	3,005	4,148

Deferred tax liabilities:
Acquired intangible assets	3,005	4,148

Total deferred tax liabilities	3,005	4,148

Net deferred tax asset	$—	$—

In assessing the need to record a valuation allowance against our deferred tax assets, management considers, based upon all available evidence, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to our historical operating losses, there is uncertainty with respect to whether we will ultimately realize our deferred tax assets. Accordingly, as of December 31, 2009 and 2008, we recorded a full valuation allowance against its net deferred tax asset.

Our accounting for uncertain tax positions did not result in an accrual for uncertain tax positions taken in current or prior years, settlements with the taxing authorities or a lapse of the applicable statute of limitations. There are no uncertain tax positions that, if recognized, would significantly affect the effective tax rate, and there

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are no uncertain tax positions for which it is reasonably possible that the total amounts of the unrecognized tax benefits will significantly change in the next twelve months. We may be subject to examination by the U.S. federal and various state tax jurisdictions for the 2006, 2007, 2008 and 2009 tax years. Under the terms of the purchase agreement between us and the former parent company of Networkfleet, the former parent company agreed to indemnify us for any taxes imposed on Networkfleet for periods prior to August 1, 2006. We will include interest and penalties related to its tax contingencies in income tax expense. No such interest or penalties have been recognized.

(7) Impairment of Long Lived Assets

On April 30, 2009, Old Chrysler, filed for bankruptcy protection under Chapter 11 of the United States bankruptcy code. On June 10, 2009, New Chrysler purchased substantially all of the assets of Old Chrysler in the bankruptcy process. At a hearing held on July 16, 2009, Old Chrysler rejected certain contracts, including our telematics services contract with Old Chrysler, and therefore, the contract was terminated. We had been in negotiations with New Chrysler concerning a new telematics services agreement. However, the parties reached an impasse in the negotiations, and as a result, we discontinued working with New Chrysler to deploy our hardware and launch our services as previously planned. In light of the termination of our contract with Old Chrysler and the discontinuation of work towards launch with New Chrysler, we evaluated for impairment certain equipment, capitalized software costs and other assets related to the deployment of hardware and services to New Chrysler vehicles. Accordingly, we recorded impairment charges in the year ended December 31, 2009 totaling approximately $20.8 million to write down these assets to their estimated net realizable values. The impairment consisted of approximately $11.8 million of capitalized software, approximately $3.6 million of equipment and approximately $5.4 million of other assets. Notwithstanding the foregoing, we continue to market portions of the underlying technology that was developed in the effort for Old Chrysler to other interested parties.

(8) Indebtedness

The components of our outstanding indebtedness are as follows:

	December 31,
	2009	2008
	(in thousands)
Senior secured term indebtedness	$65,181	$53,572
Second lien secured term indebtedness	9,608	—
Senior unsecured promissory note	8,316	—
Senior subordinated unsecured promissory notes	16,351	13,024

Total indebtedness	99,456	66,596
Less current portion	(8,316)	—

Total long-term debt, net of current portion	$91,140	$66,596

Senior Secured Term Indebtedness

On March 31, 2008, we entered into a credit agreement (as amended and restated, the “First Lien Credit Agreement”) pursuant to which we issued in multiple tranches during the year ended December 31, 2008 for aggregate consideration of $60.0 million, senior secured term indebtedness due March 31, 2013 with an original principal amount of $60.0 million and warrants to purchase the equivalent of 4,801,112 shares of our common stock, comprised of 1,103,922 initial shares and 3,697,190 earn-out shares, at an equivalent exercise price of less than $0.01 per share. We deposited 25% of the gross proceeds into an escrow account which was released to us

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on a pro rata basis as we raised additional debt and equity capital. If a balance remained in the escrow account on March 31, 2009, we would have been required to make an offer to prepay outstanding term indebtedness with an aggregate principal amount equal to such remaining balance. As of December 31, 2008, the escrow account had a balance of approximately $5.3 million. On March 12, 2009, as a result of the issuance and sale of the Series B Preferred Stock, the remaining balance was released from the escrow account.

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

The senior secured term indebtedness is guaranteed by all of our existing and future domestic subsidiaries and is secured by all of our tangible and intangible assets. At our election, the term indebtedness bears interest at (i) the Prime Lending Rate plus 10.00% or (ii) for Eurocurrency borrowings, 11.00% plus the greater of London Interbank Offered Rate (“LIBOR”) or 3.00%. In accordance with an agreement between us and one of the senior secured note holders, the interest rate on term indebtedness with an initial principal amount of $5.0 million will have an interest rate of no higher than 14.00% for the term of the debt. With respect to Eurocurrency borrowings, we may elect interest periods of one, two, three, or six months (or nine or twelve months if approved by each senior secured note holder), and interest is payable in arrears at the end of each interest period but, in any event, at least every three months. With respect to any interest period ending on or prior to March 31, 2010 and unless we elect at least three days prior to the beginning of any such interest period, the interest accrued on the term indebtedness will be paid in kind in arrears with such accrued interest being added to the outstanding principal balance of the term indebtedness. With respect to all interest periods ending after March 31, 2010, the accrued interest will be paid in cash in arrears. As of December 31, 2009 and 2008, senior secured term indebtedness with an aggregate principal amount, including the accrued interest which had been paid in kind, of approximately $74.5 million and $65.4 million, respectively, was outstanding. As of December 31, 2009, we had elected that all outstanding amounts consist of Prime Lending borrowings which resulted in the term indebtedness bearing an interest rate of 13.25%.

The First Lien Credit Agreement requires us to comply with negative covenants which include, among others, limitations on our ability to incur additional debt; create liens; pay dividends or make other distributions; make loans and investments; sell assets; redeem or repurchase capital stock or subordinated debt; engage in specified transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. We may incur indebtedness beyond the specific limits allowed under the First Lien Credit Agreement, provided we maintain a leverage ratio of 5.0 to 1.0. In addition, we may incur limited indebtedness secured by junior and subordinated liens to the liens created under the First Lien Credit Agreement. Noncompliance with any of the covenants without cure or waiver would constitute an event of default. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The First Lien Credit Agreement also contains other events of default (subject to specified grace periods), including defaults based on the termination of the Chrysler or Mercedes-Benz contracts, events of bankruptcy or insolvency and nonpayment of principal, interest or fees when due. On June 26, 2009, we obtained a waiver from the senior secured lenders under the First Lien Credit Agreement providing that the termination of the Old Chrysler contract would not constitute an event of default under the First Lien Credit Agreement. The First Lien Credit Agreement also requires us to use 25% of the net cash proceeds from certain equity issuances for the repayment of senior secured term indebtedness.

As of each issuance date, we ascribed value to the senior secured term indebtedness and the related warrants based on their relative fair values. As such, an aggregate of $46.9 million was allocated to the senior secured

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term indebtedness and an aggregate of $12.1 million was allocated to the warrants. The resulting discount from the face value of the senior secured term indebtedness resulting from the ascribed value to the warrants will be amortized as additional interest expense over the term of the senior secured term indebtedness using the effective interest rate method. As of December 31, 2009, the fair value of the senior secured indebtedness approximated carrying value.

In connection with the issuance of the senior secured term indebtedness to Apollo Investment Fund V (PLASE) LP (“AIF V PLASE”), an affiliate of Apollo, on December 12, 2008, we recorded a deemed capital contribution of approximately $1.0 million related to the difference between (i) the fair value of the note using an estimated interest rate we would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the stated interest rate. We determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein is not necessarily indicative of the amount that we or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The discount from the face value of the senior secured term indebtedness resulting from the deemed capital contribution will be amortized as additional interest expense over the term of the senior secured term indebtedness using the effective interest rate method.

Based on an evaluation of the recently revised accounting guidance, we determined that the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which indicated that the warrants were not indexed to HUGHES Telematics stock and thus required us to account for the warrants as a derivative instrument which was marked to market with the change in fair value of the warrant being recognized as a gain or loss in our consolidated statements of operations. Specifically, the provision which indicated that the warrants were not indexed to HUGHES Telematics stock was an anti-dilution provision which allowed for a reduction in the exercise price of the warrant to the extent an affiliate of HUGHES Telematics who also held warrants received a more favorable anti-dilution adjustment than the adjustment otherwise provided for in the lender warrants. Accordingly, we reclassified the $26.7 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009, the date the required guidance became effective for us. We recognized a charge of approximately $10.3 million in the three months ended March 31, 2009 related to the increase in fair market value of these instruments during such period. Such charge is included in change in fair value of derivative instruments on the accompanying consolidated statements of operations. As the warrants were automatically exercised in accordance with their terms upon consummation of the Merger, we will not record additional charges in future periods related to these warrants.

Second Lien Term Indebtedness

On December 17, 2009, we entered into a credit agreement (the “Second Lien Credit Agreement”) with PLASE HT, LLC (“PLASE HT”), as administrative agent, collateral agent and original lender, pursuant to which we issued indebtedness due October 1, 2013 with an original principal amount of $15.0 million and warrants to purchase 3,000,000 shares of common stock at an exercise price of $6.00 per share. PLASE HT is an affiliate of Apollo and of our controlling stockholder, Communications Investors, LLC (“Communications LLC”). The loans under the Second Lien Credit Agreement bear interest at 9.00% per annum, payable-in-kind, and are guaranteed by all of our existing and future domestic subsidiaries. The loans are secured by a second priority lien on substantially all of our tangible and intangible assets, including the equity interests of our subsidiaries. The liens granted in connection with the Second Lien Credit Agreement are expressly subject and subordinated to the liens securing our obligations under the First Lien Credit Agreement.

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The covenants contained in the Second Lien Credit Agreement are substantially the same as those in the First Lien Credit Agreement. The Second Lien Credit Agreement requires us to comply with negative covenants which include, among others, limitations on our ability to incur additional debt; create liens; pay dividends or make other distributions; make loans and investments; sell assets; redeem or repurchase capital stock or subordinated debt; engage in specified transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. We may incur indebtedness beyond the specific limits allowed under the Second Lien Credit Agreement, provided we maintain a leverage ratio of less than 5.0 to 1.0. The events of default under the Second Lien Credit Agreement include, among others, payment defaults; defaults under, or acceleration of, certain indebtedness; termination of our contract with Mercedes-Benz; breaches of covenants or representations and warranties; certain ERISA events; certain judgments; and bankruptcy and insolvency events. The occurrence of an event of default could result in the acceleration of the obligations under the Second Lien Credit Agreement.

We ascribed value to the indebtedness issued in connection with the Second Lien Credit Agreement and the related warrants based on their relative fair values. As such, approximately $9.6 million of the proceeds was allocated to the indebtedness and the remaining approximately $5.4 million was allocated to the warrants. The resulting discount from the face value of the indebtedness resulting from the ascribed value to the warrants will be amortized as additional interest expense over the term of the indebtedness using the effective interest rate method. As of December 31, 2009, the fair value of the indebtedness approximated carrying value.

Senior Unsecured Promissory Note

On December 18, 2009, we issued to Hughes Network Systems, LLC (“HNS”) a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on the equipment financing arrangement owed to HNS. The promissory note accrues interest at a rate of 12.00% per annum, compounded annually, and becomes due and payable on December 31, 2010. We are required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and Second Lien Credit Agreement and certain other limitations, to the extent we sell any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we shall make unscheduled prepayments of principal on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs).

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

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At the time of issuance of each promissory note, we determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein is not necessarily indicative of the amount that we or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. As of December 31, 2009, the fair value of the senior subordinated unsecured promissory notes approximated carrying value.

(9) Capital Lease Obligations

We lease certain software under capital lease arrangements expiring at various times through 2011. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 9.5% to 15.3% (weighted average interest rate is 12.5%).

Minimum future lease payments under the capital leases are:

	December 31,
	2009	2008
	(in thousands)
Total future minimum lease payments	$5,090	$7,819
Less: Amounts attributable to interest	(366)	(488)

Net minimum lease payments	4,724	7,331
Current portion	(3,125)	(1,738)

Long-term portion	$1,599	$5,593

(10) Stockholders’ Equity

Common Stock

On June 16, 2009, we initiated an offer to the holders of all of the 19,500,000 outstanding warrants to purchase shares of common stock the opportunity, for a limited time, to exchange 20 warrants for one share of common stock. The offer expired on July 24, 2009, and pursuant to the offer, we accepted for exchange 1,094,620 warrants and issued 54,731 shares of common stock. All of the warrants acquired in the exchange were cancelled.

On December 28, 2009, we completed a private placement of 2,516,667 shares of our common stock to a group of institutional investors at a per-share price of $3.00. The aggregate purchase price for the common stock sold in the private placement was approximately $7.4 million in cash and the exchange of 1,662,200 of our publicly-traded warrants which were cancelled upon the closing of the private placement.

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, there were 87,087,624 shares of common stock outstanding, including 58,498,131 earn-out shares, which are held in escrow and will be released upon the achievement of certain share price targets between the first and the fifth anniversary of the closing of the Merger. In addition, there were outstanding warrants to purchase 16,743,180 shares of common stock at a price of $7.00 per share and a warrant outstanding to purchase 3,000,000 shares of common stock at a price of $6.00 per share.

Series A Redeemable Preferred Stock

In July 2006, we issued and sold to Communications LLC, for an aggregate purchase price of $40.0 million, 4,000 shares of Series A Redeemable Preferred Stock and a warrant to purchase the equivalent of 12,191,598 shares of common stock, comprised of 2,803,223 initial shares and 9,388,375 earn-out shares, at an equivalent exercise price of $0.82 per share. In June 2007, we issued and sold to Communications LLC, for an aggregate purchase price of $15.0 million, an additional 1,500 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 9,143,698 shares of common stock, comprised of 2,102,417 initial shares and 7,041,281 earn-out shares, at an equivalent exercise price of $1.64 per share. In November 2007, we issued and sold to Communications LLC, for an aggregate purchase price of $20.0 million, an additional 2,000 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 12,191,598 shares of common stock, comprised of 2,803,223 initial shares and 9,388,375 earn-out shares, at an equivalent exercise price of $2.46 per share. The Series A Preferred Stock was non-voting, had a liquidation preference of $10,000 per share and was senior in priority to our common stock. As of December 31, 2008, there were 7,500 shares of Series A Preferred Stock outstanding, and the aggregate liquidation preference of the Series A Preferred Stock was $75.0 million. On October 1, 2013, we were to be required to redeem the Series A Preferred Stock at a redemption price equal to $10,000 per share.

As of each sale date, we ascribed value to the Series A Preferred Stock and the warrant based on their relative fair values. As such, an aggregate of $54.8 million was allocated to Series A Preferred Stock and an aggregate of $20.2 million was allocated to the warrants. The Series A Preferred Stock was accounted for in accordance with the accounting guidance governing financial instruments with characteristics of both liabilities and equity, with the accretion of the book value of the Series A Preferred Stock up to the $75.0 million redemption amount being recorded as interest expense on the accompanying consolidated statements of operations.

Based on an evaluation of newly effective guidance in determining whether an instrument or embedded features are indexed to an entity’s own stock, we determined that the warrants issued in connection with the issuance of the Series A Preferred Stock contained provisions which, in accordance with the new guidance, indicated that the warrants were not indexed to HUGHES Telematics stock and thus required us to account for the warrants as a derivative instrument which are marked to market with the change in fair value of the warrant being recognized as a gain or loss in our consolidated statements of operations. Specifically, the provisions which indicated that the warrants were not indexed to HUGHES Telematics stock were (i) an anti-dilution provision which allowed for a reduction in the exercise price of the warrant if we either issued equity shares for a price that was lower than the exercise price of the warrant or issued new warrants or convertible instruments that had a lower exercise price and (ii) a provision which allowed for an adjustment to the anti-dilution provisions to the extent we issued new warrants or convertible instruments that contained more favorable anti-dilution provisions. Accordingly, upon the adoption of the newly effective guidance, we reclassified the $107.2 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of change in accounting principle as of January 1, 2009. We recognized a charge of approximately $45.0 million in the year ended December 31, 2009 related to the increase in fair market value of these instruments during such period. Such charge is included in change in fair value of derivative instruments on the accompanying consolidated statements of operations. As the warrants were exercised in connection with the Merger, we will not record additional charges in future periods related to these warrants.

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Immediately prior to the consummation of the Merger, the outstanding shares of Series A Preferred Stock were extinguished through (i) the exercise by Communications LLC of the warrants issued in connection with the Series A Preferred Stock using 5,500 shares of Series A Preferred Stock with an aggregate face value of $55.0 million and (ii) the exchange of 2,000 shares of Series A Redeemable Preferred Stock with an aggregate face value of $20.0 million for shares of Old HTI common stock which were subsequently exchanged in connection with the Merger for 2,000,000 shares of common stock, comprised of 459,861 initial shares and 1,540,139 earn-out shares. In connection with the extinguishment of the Series A Preferred Stock, we recorded an approximately $12.3 million decrease in additional paid-in capital for the difference between (i) the fair value of the shares of common stock and (ii) the carrying value of the Series A Preferred Stock and the warrants.

Series B Convertible Preferred Stock

On March 12, 2009, we issued and sold 5,000,000 shares of Series B Preferred Stock for an aggregate purchase price of $50.0 million. AIF V PLASE purchased 1,200,000 of such shares of Series B Preferred Stock for $12.0 million of cash, and Hughes Communications, Inc. (“HCI”) parent of HNS and controlled by investment funds that are affiliates of Apollo, purchased 1,300,000 of such shares of Series B Preferred Stock through the conversion of $13.0 million of trade accounts payable transferred from HNS. The remaining 2,500,000 shares of Series B Preferred Stock were purchased by unrelated institutional investors for $25.0 million of cash. As a result of the sale of Series B Preferred Stock, the remaining approximately $5.3 million was released from the escrow account held for the benefit of the senior secured note holders. For consulting and financial advisory services provided in connection with the sale of the Series B Preferred Stock, we paid Trivergance, LLC (“Trivergance”) an affiliate of a member of our board of directors, approximately $1.3 million of cash and issued Trivergance a warrant to purchase the equivalent of 314,117 shares of common stock, comprised of 72,224 initial shares and 241,893 earn-out shares, at an equivalent exercise price of approximately $0.167 per share. The warrant was exercised in connection with the Merger.

The Series B Preferred Stock had an initial liquidation preference of $10.00 per share which was to increase quarterly at a rate of 8.0% per annum and was senior in priority to each of the Series A Preferred Stock and the HUGHES Telematics common stock. The Series B Preferred Stock was convertible at any time at the option of the holder into shares of HUGHES Telematics common stock and was subject to redemption at the option of the holder at any time after October 1, 2013. Pursuant to the terms of the Series B Preferred Stock, in connection with the Merger, the Series B Preferred Stock was automatically exchanged for 12,500,000 shares of common stock, comprised of 5,000,000 initial shares and 7,500,000 earn-out shares.

We evaluated the Series B Preferred Stock to determine whether any of the features included in the Series B Preferred Stock should be treated as an embedded derivative which would be accounted for as a separate instrument under the guidance over accounting for derivative instruments and hedging activities. We determined that the automatic exchange feature of the Series B Preferred Stock pursuant to which the Series B Preferred Stock would be directly exchanged for shares of Polaris common stock in connection with the Merger should be considered a separate derivative instrument as, pursuant to new guidance over determining whether an instrument or embedded features are indexed to an entity’s own stock, the exchange provision was not considered indexed to HUGHES Telematics stock but rather indexed to Polaris stock. Accordingly, at the time of issuance, we estimated the fair value of the exchange feature by using available market information and commonly accepted valuation methodologies and ascribed approximately $7.1 million of the proceeds from the issuance of the Series B Preferred Stock to the exchange feature and recorded a liability in such amount. During the three months ended March 31, 2009, we recognized a charge of approximately $7.0 million related to the increase in fair market value of the exchange feature during the period. Such charge is included in change in fair value of derivative instruments on the accompanying consolidated statements of operations. As the Series B Preferred Stock was extinguished in connection with the Merger, we will not record additional charges in future periods related to this derivative instrument.

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remaining $42.9 million of proceeds from the issuance of the Series B Preferred Stock was accounted for in accordance with the applicable guidance over accounting for convertible securities with beneficial conversion features. Accordingly, a discount on the Series B Preferred Stock was recorded for the entire balance of the remaining proceeds, with that amount allocated to a beneficial conversion feature resulting from the ability of the holders of the Series B Preferred Stock to convert the shares of Series B Preferred Stock into shares of HUGHES Telematics common stock at a conversion price lower than the fair value of the HUGHES Telematics common stock at such time. As this conversion feature was immediately available to the holders of the Series B Preferred Stock, the related discount on the Series B Preferred Stock was immediately accreted and a deemed dividend of approximately $42.9 million was recorded on the date of issuance. We recorded an additional deemed dividend of approximately $0.1 million in the three months ended March 31, 2009 representing the accretion of the discount on the Series B Preferred Stock related to the embedded derivative and issue costs over the 4.5 year period through October 1, 2013 when the Series B Preferred Stock first became redeemable at the option of the holder. Upon consummation of the Merger and the exchange of the Series B Preferred Stock for common stock, we recorded an additional deemed dividend of approximately $13.6 million related to the difference between (i) the fair value of our common stock received by the holders of the Series B Preferred Stock and (ii) the carrying value of the Series B Preferred Stock, the amount allocated to the beneficial conversion feature and the embedded derivative for the automatic exchange provision. Each of these deemed dividends have been reflected in the accompanying consolidated statements of operations in determining the net loss attributable to common stockholders.

(11) Share-Based Compensation

Our 2006 Stock Incentive Plan (the “2006 Plan”) provides for share-based compensation awards, including incentive stock options, non-qualified stock options and share awards, to our officers, employees, non-employee directors and non-employee consultants. There are 3,047,900 shares of common stock authorized for issuance under the 2006 Plan. The 2006 Plan is administered by the compensation committee of our board of directors which determines eligibility, amount, and other terms and conditions of awards. Options awarded under the 2006 Plan generally have a term of ten years and an exercise price equal to or greater than the fair value of the underlying shares of common stock on the date of grant. Generally, half of each award vests in equal parts over a period of three years of continued employment or service with us. The remaining half of each award vests upon the achievement of certain pre-established performance goals set by our board of directors. In the event an option holder’s service to us is terminated for either (i) other than good reason, as defined in the Plan, before the fifth anniversary of the holder’s service to us or (ii) cause, we may repurchase any stock obtained through the exercise of a stock option within 180 days of such holder’s termination date at a price equal to the lesser of the fair market value of the stock on the date of termination or the exercise price of the stock option. In the event an option holder’s service to us is terminated for any of (i) good reason, as defined in the 2006 Plan, (ii) other than cause or (iii) following the fifth anniversary of such holder’s service to us, we may repurchase any stock obtained through the exercise of a stock option within 180 days of such holder’s termination date at a price equal to the fair market value of the stock on the date of termination. As of December 31, 2009, options to purchase 2,132,904 shares of common stock were outstanding under the 2006 Plan, and there were 881,469 shares of common stock available for future grants.

Our 2009 Equity and Incentive Plan (the “2009 Plan”) provides for the grant of share-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other share-based awards, as well as cash bonuses and long-term cash awards to our directors, officers, employees, advisors and consultants who are selected for participation in the 2009 Plan. There are 2,500,000 shares of common stock authorized for issuance under the 2009 Plan. The 2009 Plan is administered by the compensation committee of our board of directors which determines eligibility, amount, and other terms and conditions of awards. During the

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year ended December 31, 2009, we granted, under the 2009 Plan, options to purchase an aggregate of 1,447,725 shares of common stock, 543,000 shares of restricted stock and 16,800 shares of unrestricted common stock. As of December 31, 2009, options to purchase 1,387,725 shares of common stock and 528,000 shares of restricted common stock were outstanding under the 2009 Plan, and there were 567,475 shares of common stock available for future grants under the 2009 Plan.

Stock Options

Since January 1, 2007, we granted stock options with exercise prices as follows:

Month	Number of Shares	Exercise Price	Fair Value per Share	Intrinsic Value per Share
January 2007	204,817	$1.65	$0.70	$—
March 2007	73,149	$1.65	$0.70	$—
April 2007	73,149	$1.65	$0.70	$—
October 2007	382,204	$1.65	$1.54	$—
November 2007	1,078,950	$2.47	$1.64	$—
January 2008	333,436	$2.47	$1.64	$—
May 2008	165,195	$2.47	$2.40	$—
June 2009	1,327,486	$5.19	$5.19	$—
October 2009	20,239	$5.19	$3.15	$—
October 2009	100,000	$3.15	$3.15	$—

The fair value of the common stock was determined contemporaneously with the grants.

In accordance with the accounting principles for share-based payments, we record compensation expense for all share-based awards issued. For the years ended December 31, 2009, 2008 and 2007, we recorded $1.0 million, $0.4 million and $0.1 million, respectively, related to stock option grants. Such compensation expense is included in research and development, sales and marketing and general and administrative expense in the accompanying consolidated statements of operations.

The fair value of each award is estimated using the Black-Scholes option pricing model. For the years ended December 31, 2009, 2008 and 2007, the weighted average grant-date fair value of options awarded was $3.44, $1.32 and $0.98 per share, respectively, and was based on the following assumptions:

	Year Ended December 31,
	2009	2008	2007
Risk-free rate	3.4 – 3.8%	3.8 – 3.9%	4.0 – 4.7%
Expected term (years)	10	10	10
Expected volatility	60.0%	62.2 – 63.7%	66.5%
Dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate assumption is based upon the grant date closing rate for United States treasury notes that have a life which approximates the expected term of the options. The expected term is based on the contractual term of each employee stock option grant as the repurchase feature of the 2006 Plan encourages a longer holding period and we do not have sufficient operating history to estimate a term shorter than the contractual term. The expected volatility is based on the average historical volatility of comparable guideline companies. The dividend yield assumption is based on our expectation that we will not pay dividends for the foreseeable future. Forfeitures are estimated based on our actual terminations.

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects stock option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,302,366	$2.20
Granted	1,447,725	5.05
Forfeited	(229,462)	2.78

Outstanding at December 31, 2009	3,520,629	3.33	$2,212

Exercisable at December 31, 2009	232,518		$249

The following table provides information about stock options that are outstanding and exercisable as of December 31, 2009:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$1.65	655,902	$1.65	7.4	82,129	$1.65	7.3
$2.47	1,477,002	$2.47	8.0	150,389	$2.47	8.0
$3.15	100,000	$3.15	9.8	—	$3.15	—
$5.19	1,287,725	$5.19	9.4	—	$5.19	—

For stock options awards outstanding at December 31, 2009, we expect to recognize approximately $5.1 million of additional expense related to stock option awards over the remaining average service period of 2.4 years.

Restricted Stock

The following table reflects restricted stock activity:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2008	—	$—
Granted	543,000	$4.56
Forfeited	(15,000)	$5.19

Outstanding at December 31, 2009	528,000	$4.55

For restricted stock awards outstanding at December 31, 2009, we expect to recognize approximately $1.9 million of additional compensation expense over the remaining average service period of 1.8 years.

(12) Related Party Transactions

Apollo Global Management, LLC

Communications LLC, AIF V PLASE and PLASE HT are each affiliated with Apollo. As of December 31, 2009, Apollo, through these entities, owned approximately 66% of our outstanding common stock. HCI, also an affiliate of Apollo, owned an additional approximately 4% of our outstanding common stock.

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 31, 2008, we issued to Communications LLC a senior subordinated unsecured promissory note with a principal amount of $12.5 million and a maturity date of October 1, 2013 (see Note 8). The note bears interest at a rate of 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity. In connection with the issuance of the note, we recorded a deemed capital contribution of approximately $2.4 million related to the difference between (i) the fair value of the note using an estimated interest rate we would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the 15.00% stated interest rate.

On December 12, 2008, we issued AIF V PLASE, for aggregate consideration of $5.0 million, additional senior secured term indebtedness with a principal amount of $5.0 million and warrants to purchase the equivalent of 402,993 shares of common stock, comprised of 92,660 initial shares and 310,333 earn-out shares, at an equivalent exercise price of less than $0.01 per share (see Note 8). In connection with the issuance of the note, we recorded a deemed capital contribution of approximately $1.0 million related to the difference between (i) the fair value of the note using an estimated interest rate we would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the stated interest rate.

On December 12, 2008, we issued to AIF V PLASE a senior subordinated unsecured promissory note with a principal amount of $3.5 million and a maturity date of October 1, 2013 (see Note 8). The note bears interest at a rate of 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity. In connection with the issuance of the note, we recorded a deemed capital contribution of approximately $2.4 million related to the difference between (i) the fair value of the note using an estimated interest rate we would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the 15.00% stated interest rate.

On December 17, 2009, we entered into the Second Lien Credit Agreement with PLASE HT as administrative agent, collateral agent and original lender, pursuant to which we issued indebtedness due October 1, 2013 with an original principal amount of $15.0 million (see Note 8). The loans under the Second Lien Credit Agreement bear interest at 9.00% per annum, payable-in-kind, and are guaranteed by all of our existing and future domestic subsidiaries. The loans are secured by a second priority lien on substantially all of our tangible and intangible assets, including the equity interests of our subsidiaries. The liens granted in connection with the Second Lien Credit Agreement are expressly subject and subordinated to the liens securing our obligations under the First Lien Credit Agreement. In connection with the issuance of the Second Lien Credit Agreement, we issued PLASE HT a warrant to purchase 3,000,000 shares of common stock at an exercise price of $6.00 per share.

On the date of each issuance, we determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that we or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

On March 12, 2009, we issued and sold 1,200,000 shares of Series B Preferred Stock to AIF V PLASE for $12.0 million (see Note 10). In connection with the Merger, such shares of Series B Preferred Stock were exchanged for 3,000,000 shares of common stock, comprised of 1,200,000 initial shares and 1,800,000 earn-out shares. On March 12, 2009, we also issued and sold 1,300,000 shares of Series B Preferred Stock to HCI in exchange for the conversion of $13.0 million of trade accounts payable transferred to HCI from HNS. In connection with the Merger, such shares of Series B Preferred Stock were exchanged for 3,250,000 shares of common stock, comprised of 1,300,000 initial shares and 1,950,000 earn-out shares.

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2009, AIF V PLASE transferred its ownership in all of its equity and debt interests of us, including its holding of senior secured term indebtedness, the senior subordinated unsecured promissory note and common stock, to PLASE HT.

Hughes Network Systems, LLC

In July 2006, HNS, a wholly-owned subsidiary of HCI, which is controlled by investment funds that are affiliates of Apollo, granted us a limited license allowing us to use the HUGHES trademark. The license is limited in that we may use the HUGHES trademark only in connection with our business of automotive telematics and only in combination with the Telematics name. As partial consideration for the license, the agreement provides that HNS will be our preferred engineering services provider. The license is royalty-free, except that we have agreed to commence paying a royalty to HNS in the event we no longer have a commercial or affiliated relationship with HNS. As contemplated by the license terms and while the definitive agreement governing the relationship was being negotiated, HNS provided engineering development services to us pursuant to an Authorization to Proceed. In January 2008, we executed a definitive agreement with HNS pursuant to which HNS is continuing to provide us with engineering development and manufacturing services. For the years ended December 31, 2009, 2008 and 2007, HNS provided approximately $23.4 million, $30.9 million and $21.6 million of services, respectively, to us. As of December 31, 2009 and 2008, we had an outstanding balance, not including the promissory note discussed below and in Note 8, of approximately $0.2 million and $8.9 million, respectively, payable to HNS.

In June 2008, we entered into an arrangement with HNS pursuant to which HNS purchased, on our behalf, certain production equipment for an aggregate amount of approximately $2.0 million. Under this arrangement, we agreed to pay HNS at a rate of $4.94 per telematics hardware device manufactured using the equipment, provided that (i) we were to pay HNS a minimum of $0.2 million under this arrangement by December 31, 2009 and (ii) we were to pay HNS the balance of the amount owed under this arrangement plus all accrued interest by December 31, 2010. Interest accrued on the outstanding balance at a rate of 11.00% per annum.

In December 2009, we issued to HNS a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on the equipment financing arrangement owed to HNS. The promissory note will accrue interest at a rate of 12.00% per annum, compounded annually, and become due and payable on December 31, 2010. We are required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and Second Lien Credit Agreement and certain other limitations, to the extent we sell any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we shall make unscheduled prepayments of principal on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs).

Three members of our board of directors, including our chief executive officer and two members affiliated with Apollo, are members of the board of managers of HNS and the board of directors of HCI.

Trivergance Business Resources, LLC and Trivergance, LLC

In September 2008, we entered into a services agreement with Trivergance Business Resources, LLC (“TBR”), an affiliate of a member of our board of directors, pursuant to which TBR provided a marketing assessment and other research to aid in creating a marketing and retention platform for us. We paid TBR a fee of approximately $0.2 million, reasonable and customary travel expenses and certain other expenses incurred in

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

connection with the engagement. Additionally, in November 2008, we entered into a letter agreement with TBR pursuant to which we engaged TBR to provide certain marketing services in exchange for an approximately $0.1 million monthly draw against a per-subscriber fee payable on certain subscribers acquired beginning in November 2008 and continuing through December 2010. In January 2010, the parties entered into an amended agreement to remove the per-subscriber fee and continue under a fixed fee retainer of approximately $0.1 million per month. For the years ended December 31, 2009 and 2008, TBR provided approximately $1.4 million and $0.2 million of services, respectively, to us.

For consulting and financial advisory services provided in connection with the sale of the Series B Preferred Stock, we paid Trivergance, an affiliate of a member of our board of directors, approximately $1.3 million of cash and issued Trivergance a warrant to purchase 314,118 shares of common stock, comprised of 72,224 initial shares and 241,893 earn-out shares, at an equivalent exercise price of approximately$0.167 per share. Pursuant to the same agreement letter, in connection with the private placement completed in December 2009, we paid Trivergance approximately $0.1 million of cash.

(13) Commitments and Contingencies

Leases

We have non-cancelable operating leases. Future minimum lease payments, by year and in the aggregate, under operating leases consisted of the following as of December 31, 2009 (in thousands):

Year ending December 31,
2010	$1,239
2011	1,436
2012	1,836
2013	2,031
2014	2,095
Thereafter	179

Total minimum lease payments	$8,816

Warranty Liability

We warrant our hardware to be free of defects in materials and workmanship and to substantially conform to the specifications of such hardware. We estimate our future warranty liability obligations by considering historical product return experience and related costs. As of each of December 31, 2009 and 2008, our estimated warranty liability was approximately $0.1 million.

Changes in accrued warranty liability costs were as follows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Balance at beginning of period	$136	$156
Warranty cost accrual	635	659
Warranty costs incurred	(648)	(679)

Balance at end of period	$123	$136

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contractual Payment Obligations

We have a long-term contract with an automaker pursuant to which the automaker agreed to install telematics devices in its vehicles and permit us to exclusively provide telematics services to its new customers. This contract also required us to pay the automaker for certain non-recurring costs associated with the initiation of telematics services. Pursuant to the contract, we are currently committed to pay $4.0 million to the automaker on April 1, 2010.

We have a software license agreement with a software provider pursuant to which we are required to pay the software provider $2.2 million for prepaid royalties for licenses within three business days of the date on which we (i) complete a financing resulting in net proceeds in excess of $15.0 million and (ii) have no fewer than three contracts executed with automotive manufacturers for a factory installed telematics system of which at least two of such contracts expressly provide for the installation of no fewer than an aggregate of 500,000 vehicles that use the software.

In April 2008, we entered into an amended agreement with a supplier pursuant to which we committed to purchase services in an aggregate amount of no less than $6.0 million in the year ended December 31, 2009 and $9.0 million in each of the years ended December 31, 2010, 2011 and 2012. If it becomes probable that the anticipated services to be purchased under this agreement will be below the contractual minimums, we will record a liability for such anticipated shortfall.

Litigation and Claims

On May 7, 2009, Networkfleet was served with a complaint in a patent infringement case titled Innovative Global Systems LLC vs. Turnpike Global Technologies L.L.C. et al. that was filed in the Eastern District of Texas. The case seeks damages from Networkfleet and five other defendants for allegedly infringing on five patents held by the plaintiffs. The parties have reached a tentative agreement to settle the matter which is subject to final negotiation and execution of definitive documentation. If such agreement is not ultimately executed, Networkfleet will vigorously defend itself in this action.

Additionally, from time to time, we are subject to litigation in the normal course of business. We are of the opinion that, based on information presently available, the resolution of any such legal matters will not have a material adverse effect on our financial position, results of operations or cash flows.

(14) Segment Information

We present our segment information along the same lines that our chief executive officer reviews our operating results in assessing performance and allocating resources. Accordingly, our operations have been classified into two business segments: (i) HUGHES Telematics and (ii) Networkfleet. The HUGHES Telematics segment provides and is further developing our telematics service offering for automotive manufacturers and our in-Drive product offering and includes our corporate expenses. The Networkfleet segment provides an aftermarket wireless fleet management solution targeted to the local fleet market.

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents certain financial information on our reportable segments:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Revenues:
HUGHES Telematics	$1	$—	$—
Networkfleet	33,042	30,260	20,352

Total	$33,043	$30,260	$20,352

Loss from operations:
HUGHES Telematics	$(88,074)	$(47,556)	$(29,431)
Networkfleet	484	(102)	(4,146)

Total	$(87,590)	$(47,658)	$(33,577)

	December 31,
	2009	2008
	(in thousands)
Total Assets:
HUGHES Telematics	$98,627	$88,341
Networkfleet	19,454	20,641

Total	$118,081	$108,982

Substantially all of our assets are located within the United States. As of each of December 31, 2009 and 2008, we included the $5.2 million of goodwill in the total assets of the Networkfleet segment.

(15) Summary of Quarterly Financial Information (Unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2009 and 2008. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Unaudited quarterly financial information for the years ended December 31, 2009 and 2008 is as follows:

	2008				2009
	Q1	Q2	Q3	Q4	Q1	Q2	Q3(1)	Q4(2)
	(in thousands, except per share data)
Revenue	$5,975	$7,000	$7,990	$9,295	$7,549	$8,306	$8,713	$8,475
Gross margin	2,536	3,432	3,879	4,819	4,152	4,466	4,822	3,226
Net income (loss)	(10,871)	(13,380)	(15,394)	(17,822)	(80,673)	(19,644)	(41,110)	(22,234)
Net (loss) income attributable to common stockholders	(10,871)	(13,380)	(15,394)	(17,822)	(137,292)	(19,644)	(41,110)	(22,234)
Basic (loss) income per share	$(2.31)	$(2.84)	$(3.27)	$(3.78)	$(27.88)	$(0.82)	$(1.71)	$(0.92)
Diluted (loss) income per share	$(2.31)	$(2.84)	$(3.27)	$(3.78)	$(27.88)	$(0.82)	$(1.71)	$(0.92)

The results for the third quarter of 2009 include an impairment charge of $20.8 million related to the termination of our contract with Old Chrysler (see Note 7).

The HUGHES Telematics segment launched operations in the fourth quarter of 2009, which resulted in a lower gross margin due to the cost of offering customers a trial to our services without any corresponding revenues.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported, accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report that appears in “Item 8. Financial Statements” in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2009, that have materially affected or are reasonably likely to materially affect our control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Jeffrey A. Leddy	54	Director and Chief Executive Officer
Erik J. Goldman	49	President
Craig J. Kaufmann	34	Vice President Finance and Treasurer
Robert C. Lewis	44	General Counsel and Secretary
Keith J. Schneider	52	President and Chief Executive Officer, Networkfleet, Inc.
Andrew D. Africk	43	Director
Marc V. Byron	46	Director
Andrew P. Hines	70	Director
Warren N. Lieberfarb	65	Director
Steven Martinez	40	Director
Matthew H. Nord	30	Director
Aaron J. Stone	36	Director
Mark VanStekelenburg	59	Director

Jeffrey A. Leddy. Mr. Leddy has been our Chief Executive Officer and served as a member of our board of directors since the Merger in March 2009. Mr. Leddy served as the Chief Executive Officer of Old HTI from December 2006 and as a member of Old HTI’s board of directors since March 2006. From April 2003 through December 2006, Mr. Leddy served as Chief Executive Officer and President of SkyTerra Communications, Inc. (“SkyTerra”). Prior to serving as Chief Executive Officer and President, Mr. Leddy served as the President and Chief Operating Officer of SkyTerra from October 2002 and its Senior Vice President of Operations from June 2002. From September 1980 to December 2001, Mr. Leddy worked for EMS Technologies serving most recently as Vice President. Mr. Leddy currently serves on the board of directors of Hughes Communications, Inc., Hughes Systique Corporation and ArrowStream Inc. Mr. Leddy also serves on the board of managers of Hughes Network Systems, LLC.

Erik J. Goldman. Mr. Goldman has been our President since the Merger in March 2009 and served as the President of Old HTI from July 2006. From March 2003 through June 2006, Mr. Goldman served as a Vice President of SkyTerra, where his responsibilities included acquisition, development and corporate oversight of the organization’s portfolio companies in the wireless and satellite services industries. Prior to joining SkyTerra, Mr. Goldman consulted to a European Satellite Radio venture. From 1995 to December 2001, Mr. Goldman worked for Leo One Worldwide, most recently as Vice President of Technology and Business Development, where he led an extensive telematics effort. Previously, Mr. Goldman served as Director of Business Development for dbX Corporation, a telecom-focused investment and management group with active interests in cellular, paging and satellite businesses. Prior to joining dbX in 1991, Mr. Goldman served as a Member of Technical Staff of Mitre Corporation and as a Senior Communications Design Engineer of Raytheon Corporation.

Craig J. Kaufmann. Mr. Kaufmann has been our Vice President Finance and Treasurer since the Merger in March 2009 and served as the Vice President Finance and Treasurer of Old HTI since December 2006. Mr. Kaufmann served as the Controller and Treasurer of SkyTerra from April 2003 and served as its Director of Financial Reporting from November 2000. Prior to joining SkyTerra, Mr. Kaufmann was the Financial Reporting Manager of Kozmo.com from March 2000 to November 2000, and an associate at PricewaterhouseCoopers from August 1998 to March 2000.

Robert C. Lewis. Mr. Lewis has been our General Counsel and Secretary since the Merger in March 2009 and served as the General Counsel and Secretary of Old HTI since January 2007. From April 1998 to May 2008,

Mr. Lewis was employed by SkyTerra serving as its Senior Vice President and General Counsel from July 2000 to April 2008, as its Vice President, General Counsel and Secretary from May 1998 to July 2000. Prior to joining SkyTerra, Mr. Lewis was an associate at the law firm of Fried, Frank, Harris, Shriver & Jacobson from October 1992.

Keith J. Schneider. Mr. Schneider has been employed as President of our Networkfleet subsidiary since April 2007. In January 2010, Mr. Schneider was also named Chief Executive Officer of Networkfleet. Prior to joining Networkfleet, Mr. Schneider served as Vice President of indirect distribution for Sprint Nextel Communications (“Nextel”), where he was responsible for the strategic direction and implementation of key programs and policies supporting Nextel’s local and national third party indirect channels. Before assuming that position, he served as the area president of New England operations for Nextel, a $200 million business where he had full profit and loss responsibility and managed sales and distribution, marketing, finance, operations, human resources, service and repair. Mr. Schneider began his Nextel career as a general manager in Southern California, launching and building one of Nextel’s first and largest markets.

Andrew D. Africk. Mr. Africk has served as a member of our board of directors since March 31, 2009 and was a member of Old HTI’s board of directors from January 2006 until the Merger. Mr. Africk is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1992. Mr. Africk has significant experience making and managing private equity investments on behalf of Apollo and has over 18 years experience financing, analyzing and investing in public and private companies. Mr. Africk also serves on the board of directors of Hughes Communications, Inc., and SOURCECORP, Incorporated. From 1999 to 2008, Mr. Africk served on the board of directors of SkyTerra. From 2005 to 2008 Mr. Africk served as the vice chairman of the board of directors of Intelsat Holdings, Ltd. From 2003 to 2006, Mr. Africk served on the board of directors of Superior Essex Inc. From 2001 to 2008, Mr. Africk served on the board of directors of Mobile Satellite Ventures, LP. Mr. Africk also serves on the board of managers of Hughes Network Systems, LLC. Mr. Africk serves on our compensation committee.

Marc V. Byron. Mr. Byron has served as a member of the board of directors since our inception in June 2007 and served as our chief executive officer from our inception in June 2007 through the Merger in March 2009. Mr. Byron co-founded Trivergance, a middle market merchant banking and investment firm, in June 2006, and has served as a Managing Member since its formation. Trivergance acted as a strategic and financial advisor in the $750 million transaction in which Sunterra Corporation went private. Mr. Byron has significant experience in the field of customer acquisition and marketing and as a chief executive officer. Since May 2003, Mr. Byron has served as chairman of MG, LLC, d/b/a Tranzact, a marketing services firm that helps companies acquire customers and manage complex transactions by combining expertise in developing customer acquisition strategies with experience in applying technology. He has also served as an advisor to Apollo on large marketing and media related transactions. In 1997, Mr. Byron founded Paradigm Direct and served as its chief executive officer until its sale to Mosaic Group, Inc., a Canadian marketing services firm. After the sale, Paradigm Direct changed its name to Mosaic Performance Solutions North America and Mr. Byron served as its chief executive officer until December 2001.

Andrew P. Hines. Mr. Hines has served as a member of our board of directors since March 31, 2009. Mr. Hines has been a principal of Hines and Associates, a financial management consulting firm since September 2006 and from 2001 until October 2005. Mr. Hines served as Vice President and Chief Financial Officer of GenTek, Inc., a manufacturer of industrial components and performance chemicals, from October 2005 to September 2006. From November 2003 through 2007, Mr. Hines served as a director of Superior Essex, Inc., where he served as the chairman of their audit committee. Mr. Hines has extensive experience as a senior financial executive and financial management consultant. Mr. Hines is the chairman of our audit committee.

Warren N. Lieberfarb. Mr. Lieberfarb has served as a member of our board of directors since March 31, 2009. Mr. Lieberfarb is the Chairman and Chief Executive Officer of Warren N. Lieberfarb & Associates LLC, a media, entertainment and technology consulting and investment firm. From 1984 until December 2002,

Mr. Lieberfarb was President of Warner Home Video, a subsidiary of Warner Bros. Entertainment and a global leader in the creation, distribution, and marketing of theatrical motion pictures and television programming on video/DVD. Mr. Lieberfarb also serves on the board of directors and board of trustees of the American Film Institute and chairs its Entrepreneurial Committee. He also serves on the board of directors and is Vice Chairman of MOD Systems, a retail systems provider enabling in-store digital signage, sampling and fulfillment of music and video content. He is currently on the University of Pennsylvania Library board of overseers, the Undergraduate Executive Committee of The Wharton School, and previously was a member of the University’s board of trustees from 2001 to 2005. Mr. Lieberfarb is also a member of the Academy of Motion Pictures Arts and Sciences. From 2003 through 2008, Mr. Lieberfarb served as a director of Sirius Satellite Radio, Inc. Mr. Lieberfarb has extensive experience in the media and content delivery fields. Mr. Lieberfarb serves on our audit and compensation committees.

Steven Martinez. Mr. Martinez has served as a member of our board of directors since March 31, 2009. Mr. Martinez is a partner at Apollo. Prior to joining Apollo in 2000, he worked for Goldman Sachs & Company and Bain and Company. Mr. Martinez also serves on the board of directors of Goodman Global Holdings, Inc., Rexnord Global Holdings and Jacuzzi Brands, Inc., Prestige Cruise Holdings and NCL Corp Ltd. Mr. Martinez served on the board of Allied Waste Holdings from March 2006 through July 2007 and also on board of Hayes Lemmerz International, Inc. Mr. Martinez has significant experience making and managing private equity investments on behalf of Apollo and has over 15 years experience financing, analyzing and investing in public and private companies.

Matthew H. Nord. Mr. Nord has served as a member of our board of directors since March 31, 2009 and was a member of Old HTI’s board of directors from December 2006 until the Merger. Mr. Nord is a principal of Apollo and has been associated with Apollo since 2003. From 2001 to 2003, Mr. Nord was a member of the Investment Banking division of Salomon Smith Barney, Inc. Mr. Nord serves on the board of directors of Affinion Group Inc. and SOURCECORP, Inc. Mr. Nord graduated summa cum laude with a BS in Economics from the Wharton School of the University of Pennsylvania. Mr. Nord has significant experience making and managing private equity investments on behalf of Apollo and has over nine years of experience, financing, analyzing and investing in public and private companies. Mr. Nord serves on our compensation committee.

Aaron J. Stone. Mr. Stone has served as a member of our board of directors since March 31, 2009. Mr. Stone is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1997. Mr. Stone has significant experience making and managing private equity investments on behalf of Apollo and has over 14 years experience financing, analyzing and investing in public and private companies. Mr. Stone also serves on the board of directors of AMC Entertainment Inc., Hughes Communications, Inc., Parallel Petroleum, and Connections Academy, LLC. From 2005 to 2008, Mr. Stone served on the board of directors of SkyTerra, Intelsat Holdings, Ltd. and Mobile Satellite Ventures, LP. From 2004 to 2007, Mr. Stone served on the board of directors of Educate, Inc. Mr. Stone also serves on the board of managers of Hughes Network Systems, LLC.

Mark VanStekelenburg. Mr. VanStekelenburg has served as a member of our board of directors since March 31, 2009. From 1992 to 1998 he was chairman, president, and chief executive officer of Rykoff-Sexton/US Foodservice Inc. Mr. VanStekelenburg is also a member of the board of directors of Bergensons Property Services, Inc., Chemco, Inc., JSI Store Fixtures Inc. and ArrowStream, Inc. He is also a member of the Advisory Boards of Champlain Capital Partners, LLC and an Honorary Member of the board of trustees and a member of the audit committee of the March of Dimes. Mr. VanStekelenburg has significant experience as the chief executive officer of a public company and extensive operational and financial experience. Mr. VanStekelenburg serves on our audit committee.

Meetings and Committees of the Board of Directors

During the fiscal years ended December 31, 2009 and 2008, our board of directors held eight and six meetings, respectively. Although we do not have any formal policy regarding director attendance at annual stockholder meetings, we will attempt to schedule our annual meetings so that all our directors can attend. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

Committees

Audit Committee

The audit committee of the board of directors consists of Messrs. Hines, Lieberfarb and VanStekelenburg. Mr. Hines serves as the chairman of our audit committee. The directors appointed to our audit committee are independent members of our board of directors as defined by the rules of the SEC. The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:

•

reviewing and discussing with management and the independent registered public accounting firm the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our annual report on Form 10-K;

•

discussing with management and the independent registered public accounting firm significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

The audit committee will at all times be composed exclusively of “independent directors” who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. The board of directors has determined that Mr. Hines qualifies as an “audit committee financial expert,” as defined under applicable SEC rules and regulations. Our audit committee did not meet during 2008 and had three meetings in 2009.

Compensation Committee

The compensation committee of the board of directors consists of Messrs. Africk, Lieberfarb and Nord. Mr. Africk serves as the chairman of the committee. The compensation committee’s duties, which are specified in our compensation committee charter, include, but are not limited to:

•	reviewing at least annually the goals and objectives of our executive compensation plans;

•	reviewing at least annually our executive compensation plans in light of our goals and objectives with respect to such plans;

•	evaluating annually the performance of our chief executive officer in light of the goals and objectives of our executive compensation plans;

•	evaluating annually the performance of our other executive officers in light of the goals and objectives of our executive compensation plans;

•	evaluating annually the appropriate level of compensation for members of our board of directors and committee service by non-employee directors;

•	reviewing and approving any severance or termination arrangements to be made with any of our executive officers;

•	performing such duties and responsibilities as may be assigned to our board of directors or the compensation committee under the terms of any executive compensation plan;

•	reviewing perquisites or other personal benefits to our executive officers and directors and recommending any changes to our board of directors;

•

reviewing and discussing with management our compensation discussion and analysis, and based on that review and discussion, to recommend to our board of directors that the compensation discussion and analysis be included in our annual proxy statement or annual report on Form 10-K;

•

producing a committee report on executive compensation in accordance with the rules and regulations of the SEC to be included in our annual proxy statement or annual report on Form 10-K filed with the SEC; and

•

reviewing the description of the compensation committee’s processes and procedures for the consideration and determination of executive and director compensation to be included in our annual proxy statement.

All of the members of the compensation committee are non-employee directors as defined under the rules of the SEC. The compensation committee did not meet in 2008 and held one meeting in 2009.

Code of Ethics and Committee Charters

We have adopted a code of ethics that applies to our officers and directors. Our code of ethics and our board committee charters are available on our website at www.hughestelematics.com. In addition, a copy of the code of ethics will be provided without charge upon request in writing at 2002 Summit Boulevard, Suite 1800, Atlanta, Georgia 30319, or by telephone at (770) 391-6400.

Item 11.	Executive Compensation.

The compensation committee of our board of directors is empowered to review and approve, or recommend for the approval of the full board of directors, compensation for our executive officers.

Objectives of Compensation Program

The primary objective of our compensation program, including the executive compensation program, is to attract and retain qualified management personnel who can work in our dynamic business environment. A further objective of the compensation program is to provide incentives and reward each member of management for his or her contribution to our business. In addition, we strive to promote an ownership mentality among key leadership and members of the board of directors. Finally, we endeavor to ensure that the compensation program is perceived as fundamentally fair to all stakeholders.

What the Compensation Program is Designed to Reward

The compensation program is designed to reward each executive officer’s contribution to our success. In measuring the executive officers’ contribution, the compensation committee is expected to consider numerous subjective factors, rather than more traditional metrics, in light of the fluid and growing nature of our business.

Our senior management provides to our compensation committee recommendations regarding most compensation matters. We do not currently engage any consultant related to executive and/or director compensation matters.

Stock price performance is expected to be a factor in determining annual compensation; however, to the extent the price of our common stock is subject to significant fluctuations due to a variety of factors outside of management’s control, the weight placed on stock performance may be lessened. It is not currently expected that there will be an exact formula for allocating between cash and non-cash compensation, although, to date, we have provided relatively little non-cash compensation, other than through stock option grants. Cash compensation is generally paid as earned.

Elements of the Compensation Plan and How They Relate to the Objectives

Annual executive officer compensation currently consists of a base salary component and a discretionary annual bonus component. In the future, the compensation committee is expected to set total executive cash compensation sufficiently high to attract and retain a strong, motivated leadership team and recognize executive officers’ roles in accomplishing extraordinary transactions.

Our directors, officers, employees and consultants may be awarded share-based compensation under either the HUGHES Telematics 2006 Stock Incentive Plan (the “2006 Plan”) or the HUGHES Telematics, Inc. 2009 Equity and Incentive Plan (the “2009 Plan”). As set forth in the table below, with the heading “Outstanding Equity Awards at Fiscal Year-End 2009,” each of our named executive officers has received stock option grants and a restricted stock grant under these plans. The purpose of the Plan is to promote interests of our company, subsidiaries and stockholders by providing our directors, officers, employees and consultants with appropriate incentives and rewards to encourage them to enter into and continue in our employ or service, to acquire a proprietary interest in our long-term success and to reward the performance of individuals in fulfilling their personal responsibilities for long-range achievements.

HUGHES Telematics, Inc. 2009 Equity and Incentive Plan

The 2009 Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity based awards, as well as cash bonuses and long-term cash awards to our officers and other employees, advisors and consultants who are selected by the compensation committee for participation in the 2009 Plan. Unless earlier terminated by the board of directors, the 2009 Plan will expire on March 31, 2019. The board of directors may amend the 2009 Plan at any time. Termination of the 2009 Plan and amendments to the 2009 Plan are not intended to adversely affect any award that is then outstanding without the award holder’s consent, and the Company must obtain stockholder approval of a 2009 Plan amendment if stockholder approval is required to comply with any applicable, law or regulation.

Administration of the 2009 Plan

The 2009 Plan is administered by the compensation committee, which has the authority to, among other things, exercise all the powers and authorities either specifically granted to it under the 2009 Plan or necessary or advisable in the administration of the 2009 Plan, including, without limitation, the authority to determine who will be granted awards and the types of awards that may be granted. The compensation committee may, in its sole discretion, without amendment to the 2009 Plan: (i) accelerate the date on which any option granted under the 2009 Plan becomes exercisable, waive or amend the operation of 2009 Plan provisions respecting exercise after termination of employment or otherwise adjust any of the terms of the option and (ii) accelerate the vesting date, or waive any condition imposed under the 2009 Plan, with respect to any restricted stock or other award, or otherwise adjust any of the terms applicable to any such award.

Equity Incentive Program

A maximum of 2,500,000 shares (subject to adjustment) of our common stock have been reserved for grants pursuant to the equity incentive program under the 2009 Plan, and a maximum of 1,000,000 shares (subject to adjustment) may be issued pursuant to the exercise of incentive stock options granted under the 2009 Plan. Under the 2009 Plan, no more than 600,000 shares (subject to adjustment) of our common stock may be made subject to awards granted to a single individual in a single plan year. In the event that the compensation committee determines that any corporate event, such as a stock split, reorganization, merger, consolidation, repurchase or share exchange, affects our common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of 2009 Plan participants, then the compensation committee will make those adjustments as it deems necessary or appropriate to any or all of:

•	the number and kind of shares of common stock or other securities that may thereafter be issued in connection with future awards;

•	the number and kind of shares of common stock, securities or other property issued or issuable in respect of outstanding awards;

•	the exercise price, grant price or purchase price relating to any award; and/or

•

the maximum number of shares subject to awards which may be awarded to any employee during any of our tax years; provided that, with respect to incentive stock options, any such adjustment will be made in accordance with Section 424 of the Code.

In the event the outstanding shares of our common stock will be changed into or exchanged for any other class or series of capital stock or cash, securities or other property pursuant to a re-capitalization, reclassification, merger, consolidation, combination or similar transaction, then, unless otherwise determined by the compensation committee: (i) each stock option will thereafter generally become exercisable for the number and/or kind of capital stock, and/or the amount of cash, securities or other property so distributed, into which the shares of common stock subject to the stock option would have been changed or exchanged had the option been exercised in full prior to such transaction and (ii) each award that is not a stock option and that is not automatically changed in connection with the transaction will represent the number and/or kind of shares of capital stock, and/or the amount of cash, securities or other property so distributed, into which the number of shares of common stock covered by the award would have been changed or exchanged had they been held by a stockholder.

The 2009 Plan provides that unless otherwise determined by the compensation committee, if on or within one year following a change in control (as defined in the 2009 Plan), a participant’s employment is terminated by us other than for cause (as defined in the 2009 Plan) or by the participant for good reason (as defined in the 2009 Plan): (i) any award or part of an award that is subject to time vesting that was not previously vested will become fully vested and (ii) any award or portion thereof, the vesting or exercisability of which is based upon the achievement of one or more performance goals within the one-year period following such termination of employment shall remain outstanding for a period of one year following such termination of employment, subject at all times to the earlier expiration of the original term of such award, and if the applicable goals are achieved during such period, the award shall become fully vested and exercisable.

Equity-based Awards—The compensation committee will determine all of the terms and conditions of equity-based awards granted under the 2009 Plan, including whether the vesting or payment of an award will be subject to the attainment of performance goals. The performance goals that may be applied to awards under the equity incentive program under the 2009 Plan are the same as those discussed below under “—Cash Incentive Programs.”

Stock Options and Stock Appreciation Awards—The terms and conditions of stock options and stock appreciation rights granted under the 2009 Plan are determined by the compensation committee and set forth in an agreement between us and the 2009 Plan participant. Stock options granted under the 2009 Plan may be “incentive stock options” within the meaning of Section 422 of the Code or non-qualified stock options. Pursuant to the 2009 Plan, a stock appreciation right confers on the participant the right to receive an amount, in cash or shares of our common stock (in the discretion of the compensation committee), equal to the excess of the fair market value of a share of our common stock on the date of exercise over the exercise price of the stock appreciation right, and may be granted alone or in tandem with another award. No stock appreciation rights have been granted under the 2009 Plan. The exercise price of an option granted under the 2009 Plan will not be less than the fair market value of the common stock on the date of grant, unless otherwise provided by the compensation committee. The vesting of a stock option or stock appreciation right will be subject to conditions as determined by the compensation committee, which may include the attainment of performance goals.

Restricted Stock Awards—The terms and conditions of awards of restricted stock granted under the 2009 Plan are determined by the compensation committee and set forth in an agreement between the Company and the 2009 Plan participant. These awards are subject to restrictions on transferability which may lapse under circumstances as determined by the compensation committee, which may include the attainment of performance goals. Unless otherwise provided in the agreement, the holder of restricted stock will have the right to receive dividends on the restricted stock, which dividends will be subject to the same restrictions as the underlying award of restricted stock.

The 2009 Plan also provides for other equity-based awards, the form and terms of which will be as determined by the compensation committee, consistent with the purposes of the 2009 Plan. The vesting or payment of these awards may be made subject to the attainment of performance goals.

Cash Incentive Programs

Under the 2009 Plan, the compensation committee is authorized to grant annual and long-term cash awards to plan participants, including our executive officers. In general, with respect to cash awards intended to qualify as performance-based compensation under Section 162(m) of the Code, the maximum value of the total cash payment that any plan participant may receive under the 2009 Plan’s annual cash incentive program for any year is $2.5 million, and the maximum value of the total cash payment that any plan participant may receive under the 2009 Plan’s long-term cash incentive program for any one year of a long-term performance period is $2.5 million.

Payment of awards granted under the cash incentive programs may be made subject to the attainment of performance goals to be determined by the compensation committee in its discretion. With respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Code, the compensation committee may base performance goals on one or more of the following business criteria applied to the Company, a subsidiary of the Company, a business unit, a product line or any combination thereof: (1) return on equity; (2) earnings per share; (3) net income (before or after taxes); (4) earnings before all or any of interest, taxes, depreciation and/or amortization; (5) operating income (6) cash flow; (7) return on assets; (8) market share; (9) cost reduction goals or levels of expenses, costs or liabilities; (10) earnings from continuing operations; or (11) any combination of one or more of the foregoing over a specified period. Such qualified performance-based goals may be expressed in terms of attaining a specified level of the particular criteria, the attainment of a percentage increase or decrease in the particular criteria, or may be applied to our performance, a subsidiary of ours, a business unit, product line, or any combination thereof, relative to a market index, a group of other companies (or their subsidiaries, business units or product lines), or a combination thereof. The compensation committee has the authority to make appropriate adjustments to such qualified performance goals to reflect the impact of extraordinary items (as defined in the 2009 Plan) not reflected in such goals.

Future grants under the 2009 Plan will be made at the discretion of the compensation committee and, accordingly, are not yet determinable. In addition, the value of the awards granted under the 2009 Plan will depend on a number of factors, including the fair market value of our common stock on future dates and the exercise decisions made by the participants and/or the extent to which any applicable performance goals necessary for vesting or payment are achieved. Consequently, it is not possible to determine the benefits that might be received by participants receiving discretionary grants under, or having their annual bonuses paid pursuant to, the 2009 Plan.

HUGHES Telematics, Inc. 2006 Stock Incentive Plan

Our 2006 Plan provides for share-based compensation awards, including incentive stock options, non-qualified stock options and share awards, to our officers, employees, non-employee directors and non-employee consultants. There are 3,047,900 shares of common stock authorized for issuance under the 2006 Plan. The 2006 Plan is administered by the compensation committee of our board of directors which determines eligibility, amount, and other terms and conditions of awards. Options awarded under the 2006 Plan generally have a term of ten years and an exercise price equal to or greater than the fair value of the underlying shares of common stock on the date of grant. Generally, half of each award vests in equal parts over a period of three years of continued employment or service to the Company. The remaining half of each award vests upon the achievement of certain pre-established performance goals set by our board of directors. In the event an option holder’s service to us is terminated for either (i) other than good reason, as defined in the 2006 Plan, before the fifth anniversary of the holder’s service to the Company or (ii) cause, we may repurchase any stock obtained through the exercise of a stock option within 180 days of such holder’s termination date at a price equal to the lesser of the fair market value of the stock on the date of termination or the exercise price of the stock option. In the event an option holder’s service is terminated for any of (i) good reason, as defined in the 2006 Plan, (ii) other than cause or (iii) following the fifth anniversary of such holder’s service to us, we may repurchase any stock obtained through the exercise of a stock option within 180 days of such holder’s termination date at a price equal to the fair market value of the stock on the date of termination. The 2006 Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity based awards, as well as cash bonuses and long-term cash awards to our officers and other employees, advisors and consultants who are selected by the compensation committee.

How the Company Expects to Choose Amounts for Each Element of Compensation

Each executive’s current and prior compensation has been and is expected to be considered in setting future compensation. The elements of our compensation plan (e.g., base salary, bonus and stock options or restricted stock) are common to many companies. The exact base pay, option or stock grant, and bonus awarded by us is chosen in an effort to balance the competing objectives of fairness to all stakeholders and attracting and retaining executives and other senior managers. In an effort to preserve capital, HUGHES Telematics did not pay any cash bonuses to our executive officers for the year ended December 31, 2008, although Mr. Schneider received a cash bonus from Networkfleet. Bonuses for services provided in the year ended December 31, 2009 have not been determined. For additional information regarding the compensation of our executive officers, please see the Summary Compensation Table below.

Grant Policies

We expect that future annual stock option grants to executive officers, including the named executive officers, and other employees will coincide with the meeting of the compensation committee following year-end, at which discretionary bonuses are considered. Except in the case of new hires, we do not expect the compensation committee generally to grant options on other dates. The grant date will be established when the compensation committee approves the grant. The exercise price of an option granted under the 2009 Plan will not be less than the fair market value of the common stock on the date of grant, unless otherwise provided by the compensation committee. If at the time of any planned option grant date any member of the board of directors or executive team is aware of material non-public information, we would not generally make the planned stock option grant. In such event, as soon as practical after material information is made public, the compensation committee will have a specially called meeting and/or otherwise take all necessary steps to authorize a stock option grant.

Accounting and Tax Considerations

We comply with the accounting guidance governing share-based payments which requires us to value stock options grants periodically under the fair value method and expense those amounts in the income statement over the stock option’s vesting period.

We have structured our compensation program to comply with Code Sections 162(m) and 409A. Under Section 162(m) of the Code, a limitation is placed on tax deductions of any publicly held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income.

Summary Compensation Table

The following table sets forth information concerning compensation for our principal executive officer, principal financial officer and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2009.

Name and Principal Position	Year	Salary	Bonus(1)	Grant Date Fair Value of Stock and Option Awards(2)	All Other Compensation(3)	Total
Jeffrey A. Leddy	2009	$350,000	$—	$1,581,049	$8,946	$1,939,995
Chief Executive Officer	2008	351,153	—	—	11,196	362,349
	2007	310,000	175,000	537,468	3,847	1,026,315

Erik J. Goldman	2009	325,000	—	707,249	8,817	1,041,066
President	2008	306,730	—	—	12,068	318,798
	2007	225,000	225,000	403,101	10,877	863,978

Craig J. Kaufmann	2009	205,000	—	316,878	7,304	529,182
Vice President Finance and Treasurer	2008	200,576	—	—	7,919	208,495
	2007	165,000	75,000	73,260	5,444	318,704

Robert C. Lewis(4)	2009	240,000	—	316,878	8,416	565,294
General Counsel and Secretary	2008	202,307	—	—	8,755	211,062
	2007	89,490	25,000	73,203	8,142	195,835

Keith J. Schneider	2009	265,000	—	323,029	371	588,400
President and Chief Executive Officer, Networkfleet	2008	265,961	125,000	—	78,199	469,160
	2007	173,077	91,146	73,325	135,937	473,485

(1)	Mr. Schneider’s bonus for services provided in the year ended December 31, 2008 was granted in April 2009 and is reflected in 2008. Messrs. Leddy, Goldman, Kaufmann and Lewis did not receive a cash bonus for services provided in the year ended December 31, 2008. Bonuses for services provided in the year ended December 31, 2007 were granted in April 2008 and are reflected in 2007.

(2)	The amount shown in this column represents the grant date fair value of the entire grant as calculated using a Black-Scholes valuation model. In accordance with the rules of the SEC, these figures do not include estimates of forfeitures related to service-based vesting conditions. For a discussion of the assumptions used in the valuation under the accounting guidance, see Note 11 to our consolidated financial statements included in this annual report on Form 10-K.
(3)	Other compensation for Mr. Leddy includes (i) matching contributions to our 401(k) plan of $8,575 for 2009, $9,077 for 2008 and $358 for 2007, (ii) group term life insurance coverage in excess of $50,000 of $371 for 2009, $717 for 2008 and $690 for 2007 and (iii) reimbursements under a supplemental medical reimbursement insurance plan of $1,402 for 2008 and $2,799 for 2007. Other compensation for Mr. Goldman includes (i) matching contributions to the HUGHES Telematics 401(k) plan of $8,575 for 2009, $8,914 for 2008 and $6,490 for 2007, (ii) group term life insurance coverage in excess of $50,000 of $242 for 2009, $467 for 2008 and $450 for 2007 and (iii) reimbursements under a supplemental medical reimbursement insurance plan of $2,687 for 2008 and $3,937 for 2007. Other compensation for Mr. Kaufmann includes (i) matching contributions to the HUGHES Telematics 401(k) plan of $7,175 for 2009, $7,020 for 2008 and $4,760 for 2007, (ii) group term life insurance coverage in excess of $50,000 of $129 for 2009, $249 for 2008 and $240 for 2007 and (iii) reimbursements under a supplemental medical reimbursement insurance plan of $650 for 2008 and $444 for 2007. Other compensation for Mr. Lewis includes (i) matching contributions to the HUGHES Telematics 401(k) plan of $8,255 for 2009, $5,235 for 2008 and $2,481 for 2007, (ii) group term life insurance coverage in excess of $50,000 of $161 for 2009, $193 for 2008 and $164 for 2007 and (iii) reimbursements under a supplemental medical reimbursement insurance plan of $3,327 for 2008 and $5,497 for 2007. Other compensation for Mr. Schneider includes (i) group term life insurance coverage in excess of $50,000 of $371 for 2009, $414 for 2008 and $287 for 2007, (ii) reimbursement of certain relocation expenses of $135,650 for 2007 and (iii) reimbursement of taxes paid on amounts reimbursed for relocation expense of $77,785 for 2008.
(4)	Mr. Lewis was named Secretary in July 2006 but was not entitled to compensation for his services until he became our part-time employee in February 2007. Mr. Lewis became a full-time employee in May 2008.
(5)	Mr. Schneider was named President of Networkfleet on April 9, 2007. His salary in 2007 reflects a partial year.

2009 Grants of Plan Based Awards

The following table summarizes equity awards granted to our named executive officers during the year ended December 31, 2009.

Name	Grant Date	All Other Option Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(1)
Jeffrey A. Leddy	6/5/2009	80,000	350,000	$5.19	$1,581,049
Erik J. Goldman	6/5/2009	40,000	150,000	5.19	707,249
Craig J. Kaufmann	6/5/2009	20,000	60,000	5.19	316,878
Robert C. Lewis	6/5/2009	20,000	60,000	5.19	316,878
Keith J. Schneider	6/5/2009	7,500	80,000	5.19	323,029

(1)	The amount shown in this column represents the grant date fair value of the entire grant as calculated using a Black-Scholes valuation model. In accordance with the rules of the SEC, these figures do not include estimates of forfeitures related to service-based vesting conditions. For a discussion of the assumptions used in the valuation under the accounting guidance, see Note 11 to our consolidated financial statements included in this annual report on Form 10-K.

Employment Agreements

Our named executive officers other than Mr. Schneider are at-will employees. We have not entered into agreements with them that provide for any material element of compensation, rather, such agreements provide for participation in our standard employee benefit plans and contain restrictive covenants concerning our confidential information.

Keith J. Schneider. Effective March 23, 2007, Networkfleet entered into a letter agreement with Keith J. Schneider concerning his employment. In addition to providing for a base salary of $250,000 per annum, Mr. Schneider’s letter agreement provides that he is eligible to receive a bonus following the end of each full calendar year during his employment, based upon achievement against both objective and subjective goals established by the board of directors of Networkfleet in its sole discretion (following consultation with him), in an amount equal to up to 50% of his salary. Mr. Schneider’s actual bonus for 2007 was pro-rated as he commenced employment with Networkfleet in April 2007. Mr. Schneider’s letter agreement provides that the board of directors of Networkfleet may consider granting an additional annual bonus if Mr. Schneider significantly exceeds the goals previously set. Information concerning the termination provisions of Mr. Schneider’s letter agreement is set forth below, at “Potential Payments Upon Termination or Change-in-Control.”

Outstanding Equity Awards

The following table summarizes the outstanding equity award holdings of our executive officers as of December 31, 2009.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Jeffrey A. Leddy	56,064	28,032	403,567	$2.47	11/30/17	(1)	80,000	(13)	$260,000
	—	175,000	175,000	5.19	6/5/19	(2)	—		—

Erik J. Goldman	42,048	21,024	302,675	2.47	11/30/17	(3)	40,000	(13)	130,000
	—	75,000	75,000	5.19	6/5/19	(4)	—		—

Craig J. Kaufmann	5,606	—	37,064	1.65	1/8/17	(5)	20,000	(13)	65,000
	4,204	2,102	30,268	2.47	11/30/17	(6)	—		—
	—	60,000	—	5.19	6/5/19	(7)	—		—

Robert C. Lewis	5,606	—	37,064	1.65	3/9/17	(8)	20,000	(13)	65,000
	4,204	2,102	30,268	2.47	11/30/17	(9)	—		—
	—	60,000	—	5.19	6/5/19	(10)	—		—

Keith J. Schneider	5,606	2,803	64,740	1.65	4/11/17	(11)	7,500	(13)	24,375
	—	80,000	—	5.19	6/5/19	(12)	—		—

(1)	This option award was granted on November 30, 2007 and vests as follows: (i) 365,748 shares vest in three equal installments on November 30, 2008, November 30, 2009 and November 30, 2010, provided that 281,652 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets within five years after closing of the Merger; and (ii) 121,915 shares vest upon the execution of an additional agreement with an additional automaker, provided that 93,883 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.
(2)	This option award was granted on June 5, 2009 and vests as follows: (i) 175,000 shares vest in three installments of 87,500 shares on June 5, 2011, 43,750 shares on June 5, 2012 and 43,750 shares on June 5, 2013; and (ii) 175,000 shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.

(3)	This option award was granted on November 30, 2007 and vests as follows: (i) 274,311 shares vest in three equal installments on November 30, 2008, November 30, 2009 and November 30, 2010, provided that 211,239 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets within five years after closing of the Merger; and (ii) 91,436 shares vest upon the execution of an additional agreement with an additional automaker, provided that 70,412 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.
(4)	This option award was granted on June 5, 2009 and vests as follows: (i) 75,000 shares vest in three installments of 37,500 shares on June 5, 2011, 18,750 shares on June 5, 2012 and 18,750 shares on June 5, 2013; and (ii) 75,000 shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.
(5)	This option award was granted on January 8, 2007 and vests as follows: (i) 24,384 shares vest in two equal installments on August 1, 2008 and August 1, 2009, provided that 18,778 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets within five years after closing of the Merger; and (ii) 18,286 shares vest upon the execution of an additional agreement with an additional automaker, provided that 14,081 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.
(6)	This option award was granted on November 30, 2007 and vests as follows: (i) 27,432 shares vest in three equal installments on November 30, 2008, November 30, 2009 and November 30, 2010, provided that 21,126 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets within five years after closing of the Merger; and (ii) 9,142 shares vest upon the execution of an additional agreement with an additional automaker, provided that 7,040 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.
(7)	This option award was granted on June 5, 2009 and vests in three installments of 30,000 shares on June 5, 2011, 15,000 shares on June 5, 2012 and 15,000 shares on June 5, 2013.
(8)	This option award was granted on March 9, 2007 and vests as follows: (i) 24,384 shares vest in two equal installments on August 1, 2008 and August 1, 2009, provided that 18,778 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets within five years after closing of the Merger; and (ii) 18,286 shares vest upon the execution of an additional agreement with an additional automaker, provided that 14,081 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.
(9)	This option award was granted on November 30, 2007 and vests as follows: (i) 27,432 shares vest in three equal installments on November 30, 2008, November 30, 2009 and November 30, 2010, provided that 21,126 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets within five years after closing of the Merger; and (ii) 9,142 shares vest upon the execution of an additional agreement with an additional automaker, provided that 7,040 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.
(10)	This option award was granted on June 5, 2009 and vests in three installments of 30,000 shares on June 5, 2011, 15,000 shares on June 5, 2012 and 15,000 shares on June 5, 2013.
(11)	This option award was granted on April 11, 2007 and vests as follows: (i) 36,576 shares vest in three equal installments on April 9, 2008, April 9, 2009 and April 9, 2010, provided that 28,167 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets within five years after closing of the Merger; and (ii) 36,573 shares vest on March 31, 2010 to the extent the EBITDA of Networkfleet exceeds $18.6 million for the year ended December 31, 2009, provided that 28,163 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.
(12)	This option award was granted on June 5, 2009 and vests in three installments of 40,000 shares on June 5, 2011, 20,000 shares on June 5, 2012 and 20,000 shares on June 5, 2013.
(13)	These restricted stock awards were granted on June 5, 2009 and vest on June 5, 2012.

Option Exercises and Stock Vested

No stock options were exercised and no restricted stock vested by our executive officers during the year ended December 31, 2009.

Pension Benefits and Non-qualified Deferred Compensation

None of our executive officers participates in or has an account balance in qualified or non-qualified defined benefit pension plans or non-qualified defined contribution plans sponsored by us.

Potential Payments Upon Termination or Change-in-Control

We have entered into an employment agreement with Keith J. Schneider that provides for severance payments to be made in the event that Mr. Schneider’s employment is terminated by us without “cause” or if Mr. Schneider terminates his employment with us for “good reason” (both terms as defined in the agreement). In this event, Mr. Schneider would be entitled to severance pay equal to one year’s base salary and bonus, subject to Mr. Schneider’s execution and non-revocation of a release of claims in favor of us and our affiliates, and his agreement to make himself available for consultation and transition services for a 90-day period following such termination of employment. If Mr. Schneider’s employment with us had been terminated under qualifying circumstances on December 31, 2009, he would have been entitled to severance pay having an aggregate value not exceeding $397,500. Other material terms of Mr. Schneider’s employment agreement with us are set forth above in the section entitled “Compensation Discussion and Analysis—Employment Agreements.”

None of our executive officers is entitled to payment upon a change of control.

Director Compensation

Each of our non-employee directors receives an annual retainer for service on our board of directors, along with reimbursement of expenses incurred in connection with attending each meeting. On May 6, 2009, we granted 36,000 shares of restricted stock under the 2009 Equity and Incentive Plan to each of our non-employee directors. Shares of such common stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed by the reporting person until they vest and become transferable. The common stock vests in three equal installments. The first installment vests and becomes transferable on March 31, 2010, and the next two installments vest and become transferable on March 31, 2011 and March 31, 2012. The following table sets forth a summary of the compensation we paid to our non-employee directors for the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Grant Date Fair Value of Stock Awards ($)(1)	Total ($)
Andrew D. Africk	$15,000	$144,360	$159,360
Marc V. Byron	15,000	144,360	159,360
Andrew P. Hines	26,250	144,360	170,610
Warren N. Lieberfarb	22,500	144,360	166,860
Steven Martinez	15,000	144,360	159,360
Matthew H. Nord	15,000	144,360	159,360
Aaron J. Stone	15,000	144,360	159,360
Mark VanStekelenburg	22,500	144,360	166,860

(1)	The amount shown in this column represents the grant date fair value of the entire grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the beneficial ownership as of March 12, 2010. The table sets forth the actual beneficial ownership of our common stock by the following individuals or entities:

•	each person who own more than 5% of the outstanding shares of our capital stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise indicated, each person or entity named in the tables is expected to have sole voting and investment power with respect to all shares of our capital stock shown as beneficially owned, subject to applicable community property laws.

As of March 12, 2010, 87,087,624 shares of our common stock were issued and outstanding, of which 58,498,131 were earn-out shares or sponsor earn-out shares placed in escrow pursuant to the Escrow Agreement, to be released contingent upon our common stock meeting specified share price targets over the five-year period following the closing of the Merger. The information presented under Column A in the table below reflects beneficial ownership excluding all shares subject to earn-out. Note that the beneficial ownership percentages under Column A do not reflect the voting power beneficially owned by these individuals and entities because their earn-out shares may be voted without restriction, which will have the net effect of increasing the voting power held by the stockholders holding such earn-out shares and decreasing the voting power held by other stockholders. The information presented under Column B in the table below reflects beneficial ownership including all shares subject to earn-out and reflects the voting power beneficially owned by the listed individuals and entities.

We have assumed no exercise of the outstanding warrants or options (other than, in the case of each individual or entity listed in the table below, warrants or stock options held by that individual or entity that will be exercisable for our common stock within 60 days of March 12, 2010).

	Column A			Column B
	Beneficial Ownership (Excluding Earn-out Shares)			Beneficial Ownership (Including Earn-out Shares)
Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Common Stock	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Common Stock
Apollo Management V, L.P.	17,966,220	(2)	56.9%	63,467,284	(3)	70.5%
Wellington Management Company, LLP	6,164,827	(4)	21.6%	9,914,827	(5)	11.4%
Jeffrey A. Leddy	220,161	(6)	0.8%	689,580	(7)	0.8%
Erik J. Goldman	166,145	(8)	0.6%	588,622	(9)	0.7%
Craig J. Kaufmann	36,819	(10)	0.1%	93,151	(11)	0.1%
Robert C. Lewis	36,819	(12)	0.1%	93,151	(13)	0.1%
Keith J. Schneider	15,909	(14)	0.1%	44,076	(15)	0.1%
Andrew D. Africk	39,504	(16)	0.1%	51,240	(17)	0.1%
Marc V. Byron	1,662,343	(18)	5.6%	2,237,261	(19)	2.5%
Andrew P. Hines	36,000	(20)	0.1%	36,000	(20)	0.0%
Warren N. Lieberfarb	36,000	(20)	0.1%	36,000	(20)	0.0%
Steven Martinez	36,000	(21)	0.1%	36,000	(21)	0.0%
Matthew H. Nord	39,504	(22)	0.1%	51,240	(23)	0.1%
Aaron J. Stone	36,000	(24)	0.1%	36,000	(24)	0.0%
Mark VanStekelenburg	36,000	(20)	0.1%	36,000	(20)	0.0%
All current directors and executive officers as a group	2,397,204	(25)	8.1%	4,028,321	(26)	4.5%

(1)	Unless otherwise indicated, the business address of the individuals who are our current officers and directors is 2002 Summit Boulevard, Suite 1800, Atlanta, Georgia 30319.

(2)	Includes (i) 12,373,560 shares of common stock held by Communications LLC, (ii) 1,292,660 shares of common stock held by PLASE HT, (iii) 3,000,000 shares of common stock issuable upon exercise of warrants held by PLASE HT and (iv) 1,300,000 shares of common stock held by HCI. Apollo Management V, L.P. (“Management V”) is the manager of Communications LLC. Apollo Management, L.P. (“Management”), an SEC registered investment adviser, is the sole member and manager of AIF V Management, LLC (“Management V GP”), which is the general partner of Management V. Apollo Management GP, LLC (“Management GP”) is the general partner of Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP. The general partner of Management Holdings is Apollo Management Holdings GP, LLC (“Management Holdings GP”). AIF V PLASE has been delegated management authority for PLASE HT. Apollo Advisors V, L.P. (“Advisors V”) is the general partner of AIF V PLASE. Apollo Capital Management V, Inc. (“Capital Management V”) is the general partner of Advisors V. Apollo Principal Holdings I, L.P. (“Principal Holdings”) is the sole stockholder of Capital Management V, and Apollo Principal Holdings I GP, LLC (“Apollo Principal GP”) is the general partner of Principal Holdings. According to a Schedule 13D filed on April 10, 2009, Apollo Investment Fund IV, L.P. and other investment funds affiliated with Apollo Investment Fund IV’s manager, Apollo Management IV, L.P. or general partner, Apollo Advisors IV, L.P., controlled approximately 57.7% of the voting power of HCI. Management is the managing general partner of Apollo Management IV, L.P. Apollo Capital Management IV, Inc. (“Capital Management IV”) is the general partner of Apollo Advisors IV, L.P. Principal Holdings is the sole stockholder of Capital Management IV. Leon Black, Joshua Harris and Marc Rowan are the principal executive officers and managers of Management Holdings GP and Apollo Principal GP, and as such may be deemed to have voting and/or dispositive powers with respect to the shares owned by Communications LLC, PLASE HT and HCI. Each of Messrs. Black, Harris and Rowan disclaims beneficial ownership of any shares of common stock owned or to be received by Apollo, except to the extent of any pecuniary interest therein. The business address of Management V is 9 West 57th Street, 43rd Floor, New York, New York 10019.
(3)	Includes (i) the shares of common stock described in footnote (2) above, (ii) 41,440,731 earn-out shares held by Communications LLC, (iii) 2,110,333 earn-out shares held by PLASE HT and (iv) 1,950,000 earn-out shares held by HCI.
(4)	Includes shares of common stock held by investment advisory clients of Wellington Management. Wellington Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended. Wellington Management, in such capacity, may be deemed to share beneficial ownership over the shares held by its client accounts. The business address of Wellington Management is 75 State Street, Boston, Massachusetts 02109.
(5)	Includes the shares of common stock described in footnote (4) above and 3,750,000 earn-out shares held by investment advisory clients of Wellington Management.
(6)	Includes (i) 58,391 shares of common stock held by Mr. Leddy, (ii) 25,706 shares of common stock held by the Jeffrey A. Leddy Grantor Retained Annuity Trust, (iii) 80,000 shares of restricted common stock granted to Mr. Leddy under the 2009 Plan and (iv) 56,064 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days.
(7)	Includes (i) the shares of common stock described in footnote (6) above, (ii) 195,560 earn-out shares held by Mr. Leddy, (iii) 86,091 earn-out shares held by the Jeffrey A. Leddy Grantor Retained Annuity Trust, and (iv) 187,768 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.
(8)	Includes (i) 84,097 shares of common stock held by Mr. Goldman, (ii) 40,000 shares of restricted common stock granted to Mr. Goldman under the 2009 Plan and (iii) 42,048 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days.
(9)	Includes (i) the shares of common stock described in footnote (8) above, (ii) 281,651 earn-out shares held by Mr. Goldman and (iii) 140,826 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.
(10)	Includes (i) 7,009 shares of common stock currently held by Mr. Kaufmann, (ii) 20,000 shares of restricted common stock granted to Mr. Kaufmann under the 2009 Plan and (iii) 9,810 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days.

(11)	Includes (i) the shares of common stock described in footnote (10) above, (ii) 23,470 earn-out shares held by Mr. Kaufmann and (iii) 32,862 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.
(12)	Includes (i) 7,009 shares of common stock currently held by Mr. Lewis, (ii) 20,000 shares of restricted common stock granted to Mr. Lewis under the 2009 Plan and (iii) 9,810 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days.
(13)	Includes (i) the shares of common stock described in footnote (12) above, (ii) 23,470 earn-out shares held by Mr. Lewis and (iii) 32,862 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.
(14)	Includes 7,500 shares of restricted common stock granted to Mr. Schneider under the 2009 Plan and 8,409 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days.
(15)	Includes the shares of common stock described in footnote (14) above and 28,167 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.
(16)	Includes 36,000 shares of restricted common stock granted to Mr. Africk under the 2009 Plan and 3,504 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days. Does not include any shares of common stock held by Communications LLC, HCI and PLASE HT, each of which is an affiliate of Apollo, of which Mr. Africk is a senior partner. Mr. Africk disclaims beneficial ownership of any shares of common stock owned by any affiliates of Apollo, except to the extent of any pecuniary interest therein.
(17)	Includes the shares of common stock described in footnote (16) above, and 11,736 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.
(18)	Includes (i) 621,293 shares of common stock held by Byron Business Ventures XX, LLC, an entity controlled by Mr. Byron, (ii) 36,000 shares of restricted common stock granted to Mr. Byron under the 2009 Plan, (iii) 900,000 shares of common stock issuable upon exercise of warrants held by Byron Business Ventures XX, LLC and (iv) 105,050 shares of common stock held by Trivergance, an entity controlled by Mr. Byron.
(19)	Includes (i) the shares of common stock described in footnote (18) above, (ii) 333,025 earn-out shares held by Byron Business Ventures XX, LLC and (iii) 241,893 earn-out shares held by Trivergance.
(20)	Includes shares of restricted common stock granted under the 2009 Plan.
(21)	Includes shares of restricted common stock granted to Mr. Martinez under the 2009 Plan. Does not include any shares of common stock held by Communications LLC, HCI and PLASE HT, each of which is an affiliate of Apollo, of which Mr. Martinez serves as a partner. Mr. Martinez disclaims beneficial ownership of any shares of common stock owned by any affiliates of Apollo, except to the extent of any pecuniary interest therein.
(22)	Includes 36,000 shares of restricted common stock granted to Mr. Nord under the 2009 Plan and 3,504 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days. Does not include any shares of common stock held by Communications LLC, HCI and PLASE HT, each of which is an affiliate of Apollo, of which Mr. Nord serves as a principal. Mr. Nord disclaims beneficial ownership of any shares of common stock owned by any affiliates of Apollo, except to the extent of any pecuniary interest therein.
(23)	Includes the shares of common stock described in footnote (22) above, and 11,736 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.
(24)	Includes shares of restricted common stock granted to Mr. Stone under the 2009 Plan. Does not include any shares of common stock held by Communications LLC, HCI and PLASE HT, each of which is an affiliate of Apollo, of which Mr. Stone serves as a senior partner. Mr. Stone disclaims beneficial ownership of any shares of common stock owned by any affiliates of Apollo, except to the extent of any pecuniary interest therein.
(25)	Includes (i) 908,555 shares of common stock, (ii) 900,000 shares of common stock issuable upon the exercise of warrants, (iii) 455,500 shares of restricted common stock granted under the 2009 Plan and (iv) 133,149 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days.
(26)	Includes (i) the shares of common stock described in footnote (25) above, (ii) 852,135 earn-out shares, (iii) 333,026 sponsor earn-out shares and (iv) 445,957 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.

Securities Authorized for Issuance under Equity Compensation Plans and Individual Arrangements

The following table and notes thereto set forth, as of December 31, 2009, information with respect to shares of our common stock which may be issued under existing equity compensation plans and individual arrangements.

Plan Category	Number of Shares of Common Stock To Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by stockholders	3,520,629	$3.33	1,991,944
Equity compensation plans and individual arrangements not approved by stockholders	—	—	—

Total	3,520,629	$3.33	1,991,944

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Hughes Communications, Inc. and Hughes Network Systems, LLC

In July 2006, HNS, a wholly-owned subsidiary of HCI, which is controlled by investment funds that are affiliates of Apollo, granted a limited license to us allowing us to use the HUGHES trademark. The license is limited in that we may use the HUGHES trademark only in connection with our business of automotive telematics and only in combination with the Telematics name. As partial consideration for the license, the agreement provides that HNS will be our preferred engineering services provider. The license is royalty-free, except that we agreed to commence paying a royalty to HNS in the event we no longer have a commercial or affiliated relationship with HNS. As contemplated by the license terms and while the definitive agreement governing the relationship was being negotiated, HNS provided engineering development services to us pursuant to an Authorization to Proceed. In January 2008, we executed a definitive agreement with HNS pursuant to which HNS is continuing to provide us with engineering development and manufacturing services. For the years ended December 31, 2009, 2008 and 2007, HNS provided approximately $23.4 million, $30.9 million and $21.6 million of services, respectively, to us. As of December 30, 2009 and 2008, we had an outstanding balance, not including the equipment financing and note payable discussed below, of approximately $0.2 million and $8.9 million, respectively, payable to HNS.

In October 2007, HNS entered into an agreement with us and a customer of ours, whereby HNS agreed to assume our rights and performance obligations under that agreement in the event that it failed to perform its obligations due to a fundamental cause such as bankruptcy or the cessation of its telematics business. In connection with that agreement, we entered into a letter agreement with HNS pursuant to which we agreed to take certain actions to enable HNS to assume its obligations in the event that such action is required. We believe that agreement terminated upon completion of the Merger.

In June 2008, we entered into an arrangement with HNS pursuant to which HNS purchased, on our behalf, certain production equipment for an aggregate amount of approximately $2.0 million. Under this arrangement, we agreed to pay HNS at a rate of $4.94 per telematics hardware device manufactured using the equipment, provided that (i) we were to pay HNS a minimum of $0.2 million under this arrangement by December 31, 2009 and (ii) we were to pay HNS the balance of the amount owed under this arrangement plus all accrued interest by December 31, 2010. Interest accrued on the outstanding balance at a rate of 11.00% per annum. As of September 30, 2009, we had an outstanding balance related to the equipment financing of approximately $2.3 million.

In March 2009, prior to the Merger, HCI purchased 1,300,000 shares of Series B Preferred Stock from us. The shares were issued to HCI in satisfaction of $13.0 million of trade receivables then currently owed by us to HNS. In connection with the Merger, HCI became a party to the Escrow Agreement and the Shareholders Agreement.

In December 2009, we issued to HNS a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on the equipment financing arrangement owed to HNS. The promissory note will accrue interest at a rate of 12.00% per annum, compounded annually, and become due and payable on December 31, 2010. We are required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and Second Lien Credit Agreement and certain other limitations, to the extent we sell any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we shall make unscheduled prepayments of principal on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs).

HCI is controlled by investment funds affiliated with Apollo. In addition, three members of our board of directors, including Mr. Leddy, our chief executive officer, and Messrs. Africk and Stone, board members affiliated with Apollo, are members of the board of managers of HNS and the board of directors of HCI. In addition, Mr. Leddy owns less than 1% of the equity of HCI and approximately 16.4% of the non-voting Class B membership interests of HNS.

Apollo Global Management LLC

Communications LLC, AIF V PLASE and PLASE HT are each affiliated with Apollo.

In March 2008, we issued to Communications LLC a senior subordinated unsecured promissory note with a principal amount of $12.5 million and a maturity date of October 1, 2013. The note bears interest at a rate of 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity.

In December 2008, we issued AIF V PLASE (i) for aggregate consideration of $5.0 million, senior secured term indebtedness with a principal amount of $5.0 million and warrants to purchase 402,993 shares of common stock at an exercise price of $0.01 per share and (ii) a senior subordinated unsecured promissory note with a principal amount of $3.5 million and a maturity date of October 1, 2013.

In March 2009, AIF V PLASE purchased 1,200,000 shares of our Series B Preferred Stock in exchange for $12.0 million of cash. In addition, in connection with the Merger, Apollo or certain of its affiliates became signatories to each of the Shareholders Agreement and the Escrow Agreement. Pursuant to the Escrow Agreement, Apollo serves as escrow representative.

In December 2009, we entered into the Second Lien Credit Agreement with PLASE HT, as administrative agent, collateral agent and original lender, pursuant to which we issued indebtedness due October 1, 2013 with an original principal amount of $15.0 million. The loans under the Second Lien Credit Agreement bear interest at 9.00% per annum, payable-in-kind, and are guaranteed by all of our existing and future domestic subsidiaries. The loans are secured by a second priority lien on substantially all of our tangible and intangible assets, including the equity interests of our subsidiaries. The liens granted in connection with the Second Lien Credit Agreement are expressly subject and subordinated to the liens securing our obligations under the First Lien Credit Agreement. In connection with the issuance of the Second Lien Credit Agreement, we issued PLASE HT a warrant to purchase 3,000,000 shares of common stock at an exercise price of $6.00 per share and entered into a customary registration rights agreement.

In December 2009, AIF V PLASE transferred its ownership in all of its equity and debt interests of us, including its holding of senior secured term indebtedness, the senior subordinated unsecured promissory note and common stock, to PLASE HT.

Trivergance Business Resources, LLC and Trivergance, LLC

In September 2008, we entered into a services agreement with TBR, an affiliate of Mr. Byron, a member of our board of directors, pursuant to which TBR provided a marketing assessment and other research to aid in creating a marketing and retention platform for us. We paid TBR a fee of approximately $0.2 million, reasonable and customary travel expenses and certain other expenses incurred in connection with the engagement. Additionally, in November 2008, we entered into a letter agreement with TBR pursuant to which we engaged TBR to provide certain marketing services in exchange for an approximately $0.1 million monthly draw against a per subscriber fee payable on certain subscribers acquired beginning in November 2008 and continuing through December 2010. In January 2010, the parties entered into an amended agreement to remove the per-subscriber fee and continue under a fixed fee retainer of approximately $0.1 million per month. For the years ended December 31, 2009 and 2008, TBR provided approximately $1.4 million and $0.2 million of services, respectively, to us.

Mr. Byron is also an affiliate of Trivergance. For consulting and financial advisory services provided in connection with the sale of the Series B Preferred Stock, we paid Trivergance approximately $1.3 million of cash and issued Trivergance a warrant to purchase 314,117 shares of Company common stock, comprised of 72,224 initial shares and 241,893 earn-out shares, at an equivalent exercise price of approximately $0.167 per share. Pursuant to the same engagement letter, in connection with the private placement completed in December 2009, we paid Trivergance approximately $0.1 million of cash.

Director Independence

Because our equity securities are traded on the OTC Bulletin Board, we are not subject to any director independence requirements that may apply if our common stock was listed a national securities exchange, such as the NYSE Amex. We are subject to the director independence requirements of Rule 10A-3 under the Exchange Act with respect to members of our Audit Committee. Prior to their appointment to our board of directors, each of Messrs. Lieberfarb, Hines and VanStekelenburg was determined by our board of directors to meet the independence requirements of both the NYSE Amex and Rule 10A-3 under the Exchange Act.

Item 14.	Principal Accounting Fees and Services.

In our two most recent fiscal years, we paid the following amounts to PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm:

	Year Ended December 31.
	2009	2008
	(in thousands)
Audit fees(1)	$767	$428
Audit-related fees(2)	17	—
Tax fees(3)	65	66
All other fees(4)	—	53

Total	$849	$547

(1)	Audit fees consist of fees for the audit of our consolidated financial statements included in our annual report on Form 10-K and for the reviews of the interim quarterly financial statements included in our quarterly reports on Form 10-Q and for services related to our registration statements.

(2)	Audit-related fees consist of fees for review and consultation provided in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
(3)	Tax fees consist of fees for the preparation of state and federal tax returns.
(4)	All other fees consist of fees for consultation on regulatory and other matters.

Audit Committee Approval

The charter of our audit committee requires the committee to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. Where feasible, the audit committee considers and, when appropriate, pre-approves services after disclosure by management and the independent registered public accounting firm of the nature of the proposed services, the estimated fees (when available), and their opinions that the services will not impair the firm’s independence. All fees paid to PwC following the Merger with Polaris were pre-approved by the audit committee in accordance with these policies.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

1. Financial Statements:

The consolidated financial statements filed in this Annual Report on Form 10-K are listed in the Index to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” which information is incorporated herein by reference.

2. Financial Statement Schedules:

No financial statement schedules are incorporated herein because of the absence of conditions under which they are required or because the required information is contained in the consolidated financial statements or notes thereto contained in this report.

3. Exhibits:

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Index to Exhibits attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2010	HUGHES TELEMATICS, INC.

	By:	/S/ JEFFREY A. LEDDY
	Name:	Jeffrey A. Leddy
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 16, 2010. This document may be executed by the signatories hereto on any number of counterparts, all of which shall constitute one and the same instrument.

Name	Position	Date

/S/ JEFFREY A. LEDDY Jeffrey A. Leddy	Director and Chief Executive Officer	March 16, 2010

/S/ CRAIG J. KAUFMANN Craig J. Kaufmann	Vice President Finance and Treasurer	March 16, 2010

/S/ ANDREW D. AFRICK Andrew D. Africk	Director	March 16, 2010

/S/ MARC V. BYRON Marc V. Byron	Director	March 16, 2010

/S/ ANDREW P. HINES Andrew P. Hines	Director	March 16, 2010

Warren N. Lieberfarb	Director	March 16, 2010

/S/ STEVEN MARTINEZ Steven Martinez	Director	March 16, 2010

/S/ MATTHEW H. NORD Matthew H. Nord	Director	March 16, 2010

/S/ AARON J. STONE Aaron J. Stone	Director	March 16, 2010

/S/ MARK VANSTEKELENBURG Mark VanStekelenburg	Director	March 16, 2010

EXHIBIT INDEX

Exhibit No.	Description
2.1	Second Amended and Restated Merger Agreement, dated March 12, 2009, by and among Polaris Acquisition Corp., HUGHES Telematics, Inc., and Communication Investors, LLC (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 12, 2009)

3.1	Amended and Restated Certificate of Incorporation of HUGHES Telematics, Inc. filed with the Secretary of State of the State of Delaware on March 31, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on July 29, 2009 (File No. 000-53743))

3.2	Amended and Restated By-laws of HUGHES Telematics, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

4.2	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-145759))

4.3	Form of Unit Purchase Option (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-145759))

4.4	Form of Warrant Agreement (incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-145759))

10.1	Shareholders’ Agreement, dated as of March 31, 2009, among Polaris Acquisition Corp. and each of the Persons listed on Schedules I, II and III (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.2	Escrow Agreement, dated as of March 31, 2009, by and among Polaris Acquisition Corp., Trivergance, LLC and Continental Stock Transfer & Trust Company (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.3	Amendment to Stock Escrow Agreement, dated as of March 31, 2009, by and among Polaris Acquisition Corp., its initial stockholders and Lazard Capital Markets LLC (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.4	HUGHES Telematics, Inc. 2009 Equity and Incentive Plan, effective as of March 31, 2009 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.5	HUGHES Telematics, Inc. 2006 Stock Incentive Plan, effective as of November 30, 2006 (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.6	Letter Agreement, dated as of March 23, 2007, between Networkcar, Inc. and Keith Schneider (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.7	Form of Restricted Stock Agreement for directors pursuant to the HUGHES Telematics, Inc. 2009 Equity and Incentive Plan.

10.8	Form of Restricted Stock Agreement for executive officers pursuant to the HUGHES Telematics, Inc. 2009 Equity and Incentive Plan.

10.9	Form of Option Agreement for executive officers pursuant to the HUGHES Telematics, Inc. 2009 Equity and Incentive Plan.

Exhibit No.	Description
10.10	Amended and Restated Credit Agreement, dated as of April 9, 2008, among HUGHES Telematics, Inc., Various Lenders, Morgan Stanley Senior Funding, Inc., and Morgan Stanley & Co. Incorporated (incorporated by reference from Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.11	Assumption Agreement, dated as of March 31, 2009, among HUGHES Telematics, Inc., each Subsidiary Guarantor signatory hereto, the Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.12	Guaranty and Collateral Agreement, dated as of March 31, 2008, among HUGHES Telematics Inc., subsidiary guarantors and Morgan Stanley & Co. Incorporated (incorporated by reference from Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.13	Telematics Services Agreement, dated October 31, 2007, by and between HUGHES Telematics Inc. and Mercedes-Benz USA, LLC (incorporated by reference from Exhibit 10.18 to the Company’s Current Report on Form 8-K/A filed on July 6, 2009)

10.14	Telematics Agreement, dated December 28, 2007, between HUGHES Network Systems, LLC and HUGHES Telematics, Inc. (incorporated by reference from Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.15	Amended and Restated Co-Sale and Stock Restriction Agreement, dated as of March 31, 2009, by and among Hughes Telematics, Inc., Communications Investors LLC, Apollo Investment Fund V (PLASE), L.P. and certain investors (incorporated by reference from Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-160787))

10.16	Second Lien Credit Agreement dated as of December 17, 2009 among HUGHES Telematics, Inc., Plase HT, LLC as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 22, 2009)

10.17	Second Lien Guaranty and Collateral Agreement dated as of December 17, 2009 among HUGHES Telematics, Inc., the subsidiaries of HUGHES Telematics, Inc. identified therein and Plase HT, LLC as collateral agent (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 22, 2009)

10.18	Warrant to purchase 3,000,000 shares of common stock at $6.00 per share, dated as of December 17, 2009, issued to PLASE HT, LLC, expiring December 17, 2014 (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 22, 2009)

10.19	Senior Unsecured Promissory Note, dated December 18, 2009, in the principal amount of approximately $8.3 million issued to Hughes Network Systems, LLC (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on December 22, 2009)

10.20	Stock Purchase Agreement, dated December 24, 2009, by and among HUGHES Telematics, Inc. and the Purchasers set forth therein (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 28, 2009)

10.21	Registration Rights Agreement, dated December 24, 2009, by and among HUGHES Telematics, Inc. and the Investors set forth therein (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 28, 2009)

16.1	Letter from McGladrey & Pullen, LLP, independent registered public accounting firm (incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

Exhibit No.	Description
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification of Jeffrey A. Leddy, Chief Executive Officer of HUGHES Telematics, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Craig J. Kaufmann, Vice President Finance and Treasurer of HUGHES Telematics, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey A. Leddy, Chief Executive Officer of HUGHES Telematics, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Craig J. Kaufmann, Vice President Finance and Treasurer of HUGHES Telematics, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.