Form 10-Q
period 2010-03-31
HUGHES Telematics, Inc.
filed 2010-05-10
CIK 1410240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-33860

HUGHES Telematics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0443717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2002 Summit Boulevard, Suite 1800 Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 573-5800

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 7, 2010, 87,087,624 shares of the registrant’s common stock were outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HUGHES TELEMATICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$12,629	$28,368
Short-term investments	3,357	—
Accounts receivable, net	2,748	4,118
Inventories, net	1,193	1,390
Prepaid expenses	1,063	1,556
Other current assets	1,447	2,119

Total current assets	22,437	37,551
Restricted cash	856	650
Property and equipment, net	28,363	30,128
Capitalized software, net	18,549	18,355
Intangible assets, net	12,152	13,005
Goodwill	5,169	5,169
Debt issuance costs	4,889	5,254
Other assets	7,843	7,969

Total assets	$100,258	$118,081

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,859	$7,521
Accrued liabilities	10,206	7,943
Deferred revenue	304	98
Current portion of capital lease obligations	1,968	3,125
Current portion of long-term debt	8,282	8,316
Other current liabilities	630	568

Total current liabilities	26,249	27,571
Long-term debt	95,731	91,140
Capital lease obligations	1,721	1,599
Long-term deferred revenue	423	47
Other liabilities	3,638	3,100

Total liabilities	127,762	123,457

Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.0001 par value. Authorized 10,000,000 shares, no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value. Authorized 155,000,000 shares; issued and outstanding 87,087,624 shares at March 31, 2010 and December 31, 2009	9	9
Additional paid-in capital	352,746	352,159
Accumulated deficit	(380,259)	(357,544)

Total stockholders’ deficit	(27,504)	(5,376)

Total liabilities and stockholders’ deficit	$100,258	$118,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Services	$6,056	$5,320
Hardware	2,111	2,229

Total revenues	8,167	7,549

Costs and expenses:
Cost of services	5,793	1,623
Cost of hardware sold	1,922	1,774
Research and development	2,827	9,048
Sales and marketing	5,682	2,344
General and administrative	9,409	7,623

Total costs and expenses	25,633	22,412

Loss from operations	(17,466)	(14,863)
Interest income	48	24
Interest expense	(5,296)	(3,573)
Change in fair value of derivative instruments	—	(62,316)

Loss before income taxes	(22,714)	(80,728)
Income tax benefit	—	55

Net loss	(22,714)	(80,673)
Deemed dividend on and accretion of convertible preferred stock	—	(56,619)

Net loss attributable to common stockholders	$(22,714)	$(137,292)

Basic and diluted loss per common share	$(0.85)	$(27.88)

Basic and diluted weighted average common shares outstanding	26,572,440	4,924,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(22,714)	$(80,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,474	1,898
Change in fair value of derivative instruments	—	62,316
Interest expense on Series A Redeemable Preferred Stock	—	496
Interest expense on long-term debt and capital leases	3,794	1,975
Amortization of debt issuance costs and discounts on long-term debt	1,502	1,102
Share-based compensation expense	587	100
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,370	1,295
Inventories, net	197	(252)
Prepaid expenses and other assets	1,285	(3,127)
Accounts payable and accrued and other liabilities	(84)	9,102
Deferred revenue	582	(99)

Net cash used in operating activities	(10,007)	(5,867)

Cash flows from investing activities:
Purchases of property and equipment	(209)	(3,915)
Proceeds from disposal of property and equipment	464	—
Increase in capitalized software	(974)	(3,766)
Purchase of short-term investments	(3,357)	—
(Increase) Decrease in restricted cash	(206)	5,333

Net cash used in investing activities	(4,282)	(2,348)

Cash flows from financing activities:
Proceeds from merger with Polaris Acquisition Corp.	—	97,242
Proceeds from the issuance of Series B Convertible Preferred Stock	—	37,000
Payment of fees related to issuance of Series B Convertible Preferred Stock	—	(1,780)
Repayment of capital lease obligations	(1,416)	(528)
Repayment of long-term debt	(34)	—

Net cash (used in) provided by financing activities	(1,450)	131,934

Net (decrease) increase in cash and cash equivalents	(15,739)	123,719
Cash and cash equivalents, beginning of period	28,368	17,837

Cash and cash equivalents, end of period	$12,629	$141,556

Supplemental noncash disclosure:
Property and equipment acquired by capital lease obligations	$277	$—
Issuance of Series B Convertible Preferred Stock in exchange for a trade payable	$—	$13,000
Issuance of common stock in connection with the exercise of warrants using shares of Series A Redeemable Preferred Stock	$—	$207,218
Issuance of common stock in exchange for Series A Redeemable Preferred Stock	$—	$20,000
Issuance of common stock in exchange for Series B Convertible Preferred Stock	$—	$109,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Description of Business

HUGHES Telematics, Inc. (together with our consolidated subsidiaries, “we,” “us” and “our”) is a telematics services company that provides a suite of real-time voice and data communications services and applications. These services and applications are enabled through a state-of-the-art communications center designed with flexibility to connect various mobile devices with content, services and call centers. Within the automotive industry, our communications center allows for two way voice and data communications to vehicles and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics service provider in the United States for new vehicles sold by Mercedes-Benz USA, LLC (“Mercedes-Benz”), as well as the preferred provider of telematics services for Mercedes-Benz vehicles purchased prior to November 16, 2008. These services are marketed under the mbrace brand. In addition, our in-Drive product offers services to consumers or other third parties through a hardware component that we have developed and which we intend to distribute through relationships with companies and organizations with large customer or membership bases for installation in existing vehicles. Additionally, through Networkfleet, Inc. (“Networkfleet”), our wholly-owned subsidiary, we currently offer remote vehicle monitoring and other data services through after-market hardware that is purchased separately and installed in fleets of vehicles.

(2)	Merger with Polaris Acquisition Corp.

On March 31, 2009, pursuant to the terms of the Agreement and Plan of Merger dated June 13, 2008 (as amended and restated on November 10, 2008 and March 12, 2009, the “Merger Agreement”), Hughes Telematics, Inc. (“Old HTI”), a privately held company, and Polaris Acquisition Corp. (“Polaris”), a publicly held blank check company, consummated the merger (the “Merger”) whereby Old HTI merged with and into a wholly owned direct subsidiary of Polaris with Old HTI as the surviving corporation, and immediately thereafter, Old HTI merged with and into Polaris, with Polaris as the surviving corporation. In connection with the Merger, Polaris changed its name from “Polaris Acquisition Corp.” to “HUGHES Telematics, Inc.” Upon closing of the Merger, the outstanding equity securities of Old HTI were exchanged for an aggregate of 77,102,149 shares of our common stock, comprised of 19,854,018 initial shares and 57,248,131 earn-out shares. In addition, all options exercisable for Old HTI common stock issued and outstanding immediately prior to the Merger were exchanged for options exercisable for an aggregate of 2,274,935 shares of our common stock, which includes 1,751,859 earn-out options. The earn-out shares, which were issued into escrow, will be released to the Old HTI stockholders and the earn-out options will be eligible to be exercised, according to their terms, by the optionholders, each in three tranches, upon the trading share price of our common stock reaching at least $20.00, $24.50 and $30.50 (as may be adjusted or amended in accordance with the escrow agreement) within certain measurement periods over the five-year period following the closing of the Merger. The Old HTI stockholders placed 5,782,661 shares of our common stock, comprised of 1,489,053 initial shares and 4,293,608 earn-out shares, in escrow until June 30, 2010 to indemnify us for the payment of indemnification claims that may be made as a result of breaches of Old HTI’s covenants, representations and warranties in the Merger Agreement. Pursuant to the Merger Agreement, the Polaris founders agreed to deposit an aggregate of 1,250,000 shares of our common stock into escrow at closing with such shares being released upon the achievement of the first share price target between the first and fifth anniversary of closing. Upon consummation of the Merger, the Polaris founders also transferred an aggregate of 168,000 shares of common stock to us with such shares to be cancelled.

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

Notwithstanding the legal form of the transaction, the Merger has been accounted for under the purchase method of accounting as a reverse acquisition, equivalent to a recapitalization, through the issuance of stock by Old HTI for the net monetary assets of Polaris. The determination of Old HTI as the accounting acquirer was made based on consideration of all quantitative and qualitative factors of the Merger, including significant consideration given to the fact that following consummation of the Merger (i) the stockholders of Old HTI controlled a majority of our voting power, (ii) the controlling stockholder of Old HTI prior to the Merger, together with its affiliates, controlled approximately 70% of our voting power after the merger and had the right to select a majority of the members of our board of directors and (iii) the management of Old HTI continued in all executive officer and other senior management positions and, accordingly, had day-to-day authority to carry out the business plan after the Merger. Accordingly, our historical financial statements prior to March 31, 2009 are the historical financial statements of Old HTI. The consolidated financial statements of Old HTI have been retroactively restated to reflect the recapitalization of Old HTI with the 77,102,149 shares of common stock issued to Old HTI equity holders in connection with the Merger.

(3)	Basis of Presentation

We have prepared the accompanying condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include our accounts and the accounts of our wholly-owned subsidiary Networkfleet. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 and the related notes thereto which have been included in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010. The results of the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current presentation.

During the three months ended March 31, 2010 and the years ended December 31, 2009, 2008 and 2007, we incurred a net loss of approximately $22.7 million, $163.7 million, $57.5 million and $32.3 million, respectively, and used cash in operations of approximately $10.0 million, $47.2 million, $39.1 million and $23.6 million, respectively. As of March 31, 2010, we had unrestricted cash, cash equivalents and short-term investments of approximately $16.0 million and an accumulated deficit of $380.3 million. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2009 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We cannot assure you that our net losses and negative cash flow will not surpass our expectations, and thus, we may be required to raise additional capital in the future or to reduce our operating expenditures. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our existing credit facilities, or we will need to obtain waivers from the lenders. Our credit facilities contain covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in obtaining additional financing, if needed, or that we will be able to reduce our operating expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)	Recent Accounting Pronouncements

Recently Adopted Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”), and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs and became effective for us on January 1, 2010. The adoption did not have a material effect on our financial position, results of operations or cash flows.

Recently Issued Pronouncements

In September 2009, the Emerging Issues Task Force (“EITF”) issued revised guidance governing revenue arrangements with multiple deliverables, which provides a greater ability to separate and allocate arrangement consideration in a multiple element revenue arrangement. The revised guidance requires the use of an estimated selling price to allocate arrangement consideration, and eliminates the residual method of allocation. This guidance will be effective for us on January 1, 2011 and is not expected have a material effect on our financial position, results of operations or cash flows.

In September 2009, the EITF issued revised guidance governing certain revenue arrangements that include software elements, which amends the scope of existing guidance to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This guidance will be effective for us on January 1, 2011 and is not expected have a material effect on our financial position, results of operations or cash flows.

(5)	Fair Value

The accounting guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants and requires that certain assets and liabilities be measured at fair value at the balance sheet date using a defined fair value hierarchy consisting of three levels of inputs used to measure fair value:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability, such as the use of a Black-Scholes or other accepted valuation or pricing model.

During the three months ended March 31, 2010, we acquired various short-term investments that are required to be measured using the fair value provisions in the accounting guidance. These investments are held-to-maturity and are summarized by level in the fair value hierarchy in the table below:

	Level	Fair Value as of March 31, 2010
		(in thousands)
Short-term investments	1	$2,857
Short-term investments	2	500

		$3,357

Assets valued using Level 1 inputs represent government agency bonds, municipal bonds, treasury securities with observable market prices in actively traded markets, and bank certificates of deposits which are cash equivalents. Assets using Level 2 inputs represent bank commercial paper, whose valuation inputs include broker and dealer quotes.

(6)	Long-Term Debt

The components of long-term debt were as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Senior secured term indebtedness	$68,266	$65,181
Second lien secured term indebtedness	17,227	9,608
Senior unsecured promissory note	8,282	8,316
Senior subordinated unsecured promissory notes	10,238	16,351

Total indebtedness	104,013	99,456
Less current portion	(8,282)	(8,316)

Total long-term debt, net of current portion	$95,731	$91,140

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

As of each issuance date, we ascribed value to the senior secured term indebtedness and the related warrants based on their relative fair values. As such, an aggregate of $46.9 million was allocated to the senior secured term indebtedness and an aggregate of $12.1 million was allocated to the warrants. The resulting discount from the face value of the senior secured term indebtedness resulting from the ascribed value to the warrants is being amortized as additional interest expense over the term of the senior secured term indebtedness using the effective interest rate method. As of March 31, 2010, the fair value of the senior secured indebtedness approximated carrying value.

Second Lien Term Indebtedness

        On December 17, 2009, we entered into a credit agreement (the “Second Lien Credit Agreement”) with PLASE HT, LLC (“PLASE HT”), as administrative agent, collateral agent and original lender, pursuant to which we issued indebtedness due October 1, 2013 with an original principal amount of $15.0 million and warrants to purchase 3,000,000 shares of common stock at an exercise price of $6.00 per share. PLASE HT is an affiliate of Apollo Global Management LLC (“Apollo”) and of our controlling stockholder, Communications Investors, LLC (“Communications LLC”). The loans under the Second Lien Credit Agreement bear interest at

9.00% per annum, payable-in-kind, and are guaranteed by all of our existing and future domestic subsidiaries. The loans are secured by a second priority lien on substantially all of our tangible and intangible assets, including the equity interests of our subsidiaries. The liens granted in connection with the Second Lien Credit Agreement are expressly subject and subordinated to the liens securing our obligations under the First Lien Credit Agreement.

We ascribed value to the indebtedness issued in connection with the Second Lien Credit Agreement and the related warrants based on their relative fair values. As such, approximately $9.6 million of the proceeds was allocated to the indebtedness and the remaining approximately $5.4 million was allocated to the warrants. The resulting discount from the face value of the indebtedness resulting from the ascribed value to the warrants will be amortized as additional interest expense over the term of the indebtedness using the effective interest rate method. As of March 31, 2010, the fair value of the indebtedness approximated carrying value.

Senior Unsecured Promissory Note

On December 18, 2009, we issued to Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HUGHES Communications, Inc. (“HCI”), a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on the equipment financing arrangement owed to HNS. The promissory note accrues interest at a rate of 12.00% per annum, compounded annually, and becomes due and payable on December 31, 2010. We are required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and Second Lien Credit Agreement and certain other limitations, to the extent we sell any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we are required to make payments on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs). As of March 31, 2010, we had paid approximately $0.1 million on the senior unsecured promissory note using proceeds from the sale of the capital equipment. Subsequent to March 31, 2010, we paid an additional approximately $1.2 million on the senior unsecured promissory note, consisting of the scheduled principal payment of approximately $0.8 million and $0.4 million using proceeds from the sale capital equipment.

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

On December 12, 2008, we issued to Apollo Investment Fund V (PLASE) LP (“AIF V PLASE”) an additional senior subordinated unsecured promissory note with a principal amount of $3.5 million and a maturity date of October 1, 2013. The note bears interest at 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity.

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

At the time of issuance of each promissory note, we determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein is not necessarily indicative of the amount that we or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. As of March 31, 2010, the fair value of the senior subordinated unsecured promissory notes approximated carrying value.

(7)	Capital Lease Obligations

We lease certain assets under capital lease arrangements expiring at various times through 2014. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 8.7% to 15.3% (weighted average is 12.2%).

Minimum future lease payments under the capital leases are:

	March 31, 2010	December 31, 2009
	(in thousands)
Total future minimum lease payments	$3,998	$5,090
Less: Amounts attributable to interest	(309)	(366)
Net minimum lease payments	3,689	4,724
Current portion	(1,968)	(3,125)

Long-term portion	$1,721	$1,599

(8)	Share-Based Compensation

In accordance with the applicable accounting guidance governing share-based payments, we record compensation expense for all share-based awards issued. For the three months ended March 31, 2010 and 2009, we recorded approximately $0.6 million and $0.1 million of compensation expense, respectively, related to share-based grants. Such compensation expense is included in research and development, sales and marketing and general and administrative expense in the accompanying condensed consolidated statements of operations.

Stock Options

The following table reflects stock option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2009	3,520,629	$3.33
Granted	—	$—
Forfeited	—	$—

Outstanding at March 31, 2010	3,520,629	$3.33	$1,135

Exercisable at March 31, 2010	240,472		$129

The following table provides information about stock options that are outstanding and exercisable as of March 31, 2010:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)
$1.65	655,902	$1.65	7.1	75,752	$1.65	7.0
$2.47	1,477,002	$2.47	7.9	164,720	$2.47	7.7
$3.15	100,000	$3.15	9.6	—	$—	—
$5.19	1,287,725	$5.19	9.2	—	$—	—

For stock option awards outstanding as of March 31, 2010, we expect to recognize approximately $4.8 million of additional compensation expense over the remaining average service period of approximately 2.1 years.

Restricted Stock

The following table reflects restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	528,000	$4.55
Granted	—	$—
Forfeited	—	$—

Outstanding at March 31, 2010	528,000	$4.55

For restricted stock awards outstanding as of March 31, 2010, we expect to record approximately $1.7 million of additional compensation expense over the remaining average service period of approximately 1.5 years.

(9)	Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. During all periods presented, we had potential common shares, including shares issuable upon the exercise of outstanding stock options and warrants and shares held in escrow pending satisfaction of a contingency, which could potentially dilute basic loss per common share in the future but have been excluded from the computation of diluted loss per common share as the effect would have been anti-dilutive. For the three months ended March 31, 2010 and 2009, there were 83,623,560 and 81,762,119 potential common shares, respectively, excluded from the computation of diluted loss per share, consisting of shares (i) issuable upon the exercise of outstanding stock options and warrants, (ii) held in escrow to be released to the Old HTI stockholders upon achievement of the specified price targets and (iii) held in escrow to indemnify us for the payment of indemnification claims that may be made as a result of breaches of Old HTI’s covenants, representations and warranties in the Merger Agreement. In addition, for the three months ended March 31, 2009, we excluded the 7,439,978 shares of common stock, which we repurchased following consummation of the Merger from the calculation of the weighted average number of common shares outstanding during such period.

(10)	Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Our comprehensive loss for the each of the three month periods ended March 31, 2010 and 2009 equaled our net loss.

(11)	Related Party Transactions

Apollo Global Management, LLC

Communications LLC, AIF V PLASE and PLASE HT are each affiliated with Apollo. As of March 31, 2010, Apollo, through these entities, owned approximately 66% of our outstanding common stock. HCI, also an affiliate of Apollo, owned an additional approximately 4% of our outstanding common stock.

As of March 31, 2010, the affiliates of Apollo, not including HNS which is discussed below, collectively held an aggregate face value and accrued interest of $5.9 million of senior secured notes , $20.7 million of senior subordinated unsecured notes and $15.4 million of second lien secured notes, bearing interest at rates between 9.0% and 15.0%. The principal and interest for all notes held by Apollo affiliates are due on October 1, 2013.

Hughes Network Systems, LLC

For the three months ended March 31, 2010 and 2009, HNS, a wholly-owned subsidiary of HCI and an affiliate of Apollo, provided approximately $0.3 million and $8.3 million of services, respectively, to us. As of March 31, 2010 and December 31, 2009, we had an outstanding balance, not including a promissory note discussed below, of approximately $0.1 million and $0.2 million, respectively, payable to HNS.

In December 2009, we issued to HNS a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on an equipment financing arrangement owed to HNS. The promissory note accrues interest at a rate of 12.00% per annum, compounded annually, and becomes due and payable on December 31, 2010. We are required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and Second Lien Credit Agreement and certain other limitations, to the extent we sell any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we are required to make payments on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs). As of March 31, 2010, we had paid approximately $0.1 million on the senior unsecured promissory note using proceeds from the sale of the capital equipment. Subsequent to March 31, 2010, we paid an additional approximately $1.2 million on the senior unsecured promissory note, consisting of the scheduled principal payment of approximately $0.8 million and $0.4 million using proceeds from the sale capital equipment.

Trivergance Business Resources, LLC

For the three months ended March 31, 2010 and 2009, Trivergance Business Resources, LLC (“TBR”), an affiliate of a member of our board of directors, provided approximately $0.4 million and $0.4 million of services, respectively, to us.

(12)	Contingencies and Commitments

Contractual Payment Obligations

We have a long-term contract with an automaker pursuant to which the automaker agreed to install telematics devices in its vehicles and permit us to exclusively provide telematics services to its new customers. This contract also required us to pay the automaker for certain non-recurring costs associated with the initiation of telematics services. Pursuant to the contract, we are currently committed to pay $4.0 million to the automaker in 2010.

Litigation and Claims

On May 7, 2009, Networkfleet was served with a complaint in a patent infringement case titled Innovative Global Systems LLC vs. Turnpike Global Technologies L.L.C. et al. that was filed in the Eastern District of Texas. The case sought damages from Networkfleet and five other defendants for allegedly infringing on five patents held by the plaintiffs. On May 7, 2010, the parties executed an agreement to settle the matter.

Additionally, from time to time, we are subject to litigation in the normal course of business. We are of the opinion that, based on information presently available, the resolution of any such legal matters will not have a material adverse effect on our financial position, results of operations or its cash flows.

(13)	Segment Information

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

The following table presents certain financial information on our reportable segments:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Revenues:
HUGHES Telematics	$21	$—
Networkfleet	8,146	7,549

Total	$8,167	$7,549

(Loss) Income from operations:
HUGHES Telematics	$(17,777)	$(15,341)
Networkfleet	311	478

Total	$(17,466)	$(14,863)

	March 31, 2010	December 31, 2009
	(in thousands)
Total assets:
HUGHES Telematics	$81,322	$98,627
Networkfleet	18,936	19,454

Total	$100,258	$118,081

Substantially all of our assets are located within the United States. As of each of March 31, 2010 and December 31, 2009, we included the $5.2 million of goodwill in the total assets of the Networkfleet segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with GAAP and should each be read together with our condensed consolidated financial statements and the notes to those condensed consolidated financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Private Securities Litigation Reform Act of 1995 which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “may,” “estimate,” “strive,” “intend,” “will,” “should,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, and uncertainties, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 2. Management’s Discussion and

Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference, except as may be required by securities laws, between our actual results and those reflected in these statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. The terms “HUGHES Telematics,” “we,” “us” and “our” refer to the business, operations and financial results of (i) Old HTI prior to the closing of the Merger and (ii) HUGHES Telematics, Inc. subsequent to the closing of the Merger, as the context requires.

Overview

We are a telematics services company that provides a suite of real-time voice and data communications services and applications. These services and applications are enabled through a state-of-the-art communications center designed with flexibility to connect various mobile devices with content, services and call centers. Within the automotive industry, our communications center allows for two way voice and data communications to vehicles and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics services provider in the United States for new vehicles sold by Mercedes-Benz, as well as the preferred provider of telematics services for Mercedes-Benz vehicles purchased prior to November 16, 2008. These services are marketed under the mbrace brand. In addition, our in-Drive product offers services to consumers or other third parties through a hardware component that we have developed and which we intend to distribute through relationships with companies and organizations with large customer or membership bases for installation in existing vehicles.

Through our wholly-owned subsidiary, Networkfleet, we currently offer remote vehicle monitoring and other data services with sales generated through a combination of distribution arrangements with large fleet management service providers, a network of resellers and direct sales. Unlike our service offerings enabled through factory-installed hardware, Networkfleet’s service offerings are enabled by an aftermarket hardware device that is sold by Networkfleet for installation in vehicles. Owners and operators of a fleet of vehicles use these services to monitor driver performance for unauthorized or unsafe vehicle usage, as well as analyze data such as the current location of a vehicle, fuel consumption, mileage, emissions status and diagnostic trouble codes. From our inception through the three months ended March 31, 2010, substantially all of our consolidated revenues were earned through the sale of Networkfleet’s products and services.

Although Networkfleet has been our primary source of revenue to date, we expect to derive our revenue increasingly from the telematics services provided to Mercedes-Benz vehicles, vehicles manufactured by automakers to which we are currently marketing our services and vehicles which will have our in-Drive aftermarket hardware device installed. We expect a significant portion of our future revenues to be generated from subscriptions for consumer service offerings, as well as from transaction or pre-paid package fees, automaker and dealer service offerings and from strategic relationships with third parties who are expected to develop applications for our services and product offerings.

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

Selected Segment Data

We classify our operations into two principal business segments: (i) the HUGHES Telematics segment, which provides and is further developing the telematics solution which is being marketed to automakers and other parties and includes the operations relating to the contract with Mercedes-Benz and our in-Drive product offering; and (ii) the Networkfleet segment, which provides an aftermarket fleet management solution targeted to the local fleet market. Substantially all of our historical consolidated revenues have been earned through the sale of Networkfleet’s products and services. The following tables set forth revenues and operating loss by operating segments:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Revenues:
HUGHES Telematics	$21	$—
Networkfleet	8,146	7,549

Total	$8,167	$7,549

(Loss) Income from operations:
HUGHES Telematics	$(17,777)	$(15,341)
Networkfleet	311	478

Total	$(17,466)	$(14,863)

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenues

For the three months ended March 31, 2010 and 2009, we earned substantially all of our revenues through the sale of Networkfleet’s products and services. Hardware revenues consist principally of the sale of Networkfleet’s telematics device. Service revenues reflect the consideration received for monitoring and tracking services, which are recognized as revenue when earned. The following table sets forth information related to revenue for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Services	$6,056	$5,320
Hardware	2,111	2,229

Total revenues	$8,167	$7,549

Total revenues for the three months ended March 31, 2010 increased to approximately $8.2 million, an 8% increase from the approximately $7.5 million for the three months ended March 31, 2009. This increase was primarily due to the increase in Networkfleet’s service revenues, which increased by 14% during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Units active on Networkfleet’s network increased to approximately 105,000 as of March 31, 2010, a 17% increase from the approximately 90,000 units active as of March 31, 2009. As Networkfleet continues to sell additional hardware devices, service revenues are expected to continue to increase in future periods. In addition, service revenues generated by the HUGHES Telematics segment are expected to significantly increase in future periods as (i) we continue to transition paying subscribers to the Mercedes-Benz service formerly marketed as Tele Aid to our service platform and (ii) we convert subscribers to the mbrace service from a trial to a paying subscription.

Networkfleet’s hardware sales decreased to approximately 6,500 units in the three months ended March 31, 2010, a 4% decrease from the approximately 6,800 units sold in the three months ended March 31, 2009 due to weak general economic conditions which are causing our customer base to postpone previously planned purchases. As the domestic economy recovers, we expect unit sales to return to historical levels.

Cost of Revenues

Cost of services includes per-unit monthly charges from various wireless, mapping, and roadside assistance providers, the salaries and related benefits for employees who support the call centers and manage the data centers and depreciation of the software and equipment which support the provision of services. Cost of hardware sold consists primarily of the cost of direct materials required to produce Networkfleet’s telematics device, the cost of shipping and installing devices and the amortization of certain intangibles acquired in connection with the acquisition of Networkfleet. The following table sets forth information related to cost of revenues for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Cost of services	$5,793	$1,623
Cost of hardware sold	1,922	1,774

Total cost of revenues	$7,715	$3,397

Cost of revenues increased to approximately $7.7 million for the three months ended March 31, 2010 from $3.4 million for the three months ended March 31, 2009, an increase of $4.3 million or 127%. Cost of services for the three months ended March 31, 2010 consisted of approximately $3.4 million of costs related to the provision of the mbrace service to owners and lessees of Mercedes-Benz vehicles, approximately $1.8 million of costs related to the provision of Networkfleet’s service offerings and approximately $0.6 million related to the anticipated shortfall below a contractual minimum payment. The cost of services related to the provision of mbrace services, which was launched in November 2009, is incurred without the benefit of substantial related revenues because an introductory trial of six months is offered to the purchasers or lessees of new Mercedes-Benz vehicles. Cost of services related to the provision of Networkfleet’s service offerings increased approximately $0.2 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to the increased number of active units on the network. Networkfleet’s cost of revenues as a percentage of total revenues was approximately 45% in each of the three months ended March 31, 2010 and March 31, 2009. We expect Networkfleet’s cost of revenues as a percentage of total revenue to decrease as the proportion of service revenues, which earn higher gross margins than hardware revenues, increases as further units are added to Networkfleet’s network.

Research and Development Expense

Research and development expense consists primarily of salaries and related benefits for employees associated with engineering and product development activities, fees and expenses paid to third parties who provided services to us in connection with the development of our hardware devices and the infrastructure related to the provision of services to vehicles, depreciation of property and equipment used in the development effort and amortization of certain intangible assets acquired in connection with the acquisition of Networkfleet. Research and development expense for the three months ended March 31, 2010 decreased to $2.8 million from $9.0 million for the three months ended March 31, 2009, a decrease of $6.2 million or 69%. This decrease was due to an approximately $6.5 million decrease in amounts paid to third parties related to the development efforts, an approximately $0.2 million decrease in depreciation expense due to the impairment or disposal of certain assets used in the development effort, partially offset by a $0.5 million increase in labor costs as we dedicated additional internal resources to the further development and testing of our telematics system, including the development of our in-Drive products and services.

Sales and Marketing Expense

        Sales and marketing expense consists primarily of (i) salaries, commissions and related benefits for employees engaged in maintaining and augmenting our automaker relationships, Networkfleet’s sales initiatives and other marketing activities, (ii) certain amounts paid to Mercedes-Benz and its dealers, (iii) the costs associated with direct marketing campaigns, (iv) trade shows and other forms of advertising, (v) depreciation of software applications used in marketing activities and (vi) the amortization of certain intangible assets acquired in connection with the acquisition of Networkfleet. Sales and marketing expense for the three months ended March 31, 2010 increased to $5.7 million from $2.3 million for the three months ended March 31, 2009, an increase of $3.4 million or 142%. This increase relates primarily to a $2.6 million increase in marketing costs incurred relating to our mbrace service offering, which was launched in November 2009, including certain amounts paid to Mercedes-Benz and its dealers; and increase of $0.4 million in depreciation expense; an increase of $0.2 million in professional fees due to services performed by TBR related to the development and execution of our marketing and customer retention platform; and an increase of approximately $0.2 million in salaries and related benefits as the number of employees dedicated to sales and marketing activities grew in the three months ended March 31, 2010 as we continued to develop our relationship with Mercedes-Benz and its dealers and pursued relationships with other automakers.

General and Administrative Expense

General and administrative expense consists primarily of facilities costs, finance, accounting, legal, information technology, human resources and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expenses for the three months ended March 31, 2010 increased to $9.4 million from $7.6 million for the three months ended March 31, 2009, an increase of $1.8 million or 23%. This increase is due primarily to a $1.4 million increase in compensation and benefits and contractor labor, and a related $1.2 million increase in administrative costs related to the additional personnel and resources necessary to support our operations, an approximately $0.8 million increase in depreciation and amortization due to the deployment of the necessary systems and software during the second half of 2009, partially offset by a decrease in professional fees of $1.6 million as the professional fees in the three months ended March 31, 2009 included fees incurred in connection with the Merger.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2010 increased to $5.2 million from $3.5 million for the three months ended March 31, 2009, an increase of $1.7 million. Interest expense, net for the three months ended March 31, 2010 consisted of $3.4 million of accrued interest, discount amortization and debt issuance cost amortization related to senior secured term indebtedness, $0.9 million of accrued interest and discount amortization related to the senior subordinated unsecured term promissory notes, $0.7 million of accrued interest, discount amortization and debt issuance cost amortization related to our second lien indebtedness, $0.2 million of accrued interest related to our senior unsecured promissory note, $0.1 million of accrued interest related to capital leases and vendor financing, partially offset by $0.1 million of interest that was capitalized. Interest expense, net for the three months ended March 31, 2009 consisted of $3.1 million of accrued interest, discount amortization and debt issuance cost amortization related to senior secured term indebtedness, $0.6 million of accretion on the Series A Preferred Stock, $0.7 million of interest and discount amortization related to the senior subordinated unsecured term promissory notes and $0.1 million of interest on capital lease obligations and vendor financing partially offset by approximately $1.0 million of interest that was capitalized.

Liquidity and Capital Resources

As of March 31, 2010, we had unrestricted cash, cash equivalents and short-term investments of approximately $16.0 million and an accumulated deficit of $380.3 million. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2009 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We cannot assure you that our net losses and negative cash flow will not surpass our expectations, and thus, we may be required to raise additional capital in the future or to reduce our operating expenditures. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our existing credit facilities, or we will need to obtain waivers from the lenders. Our credit facilities contain covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in obtaining additional financing, if needed, or that we will be able to reduce our operating expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

        For the three months ended March 31, 2010, cash used in operating activities was approximately $10.0 million, consisting primarily of a net loss of $22.7 million, partially offset by $3.8 million of interest accrued on long-term indebtedness, of which $3.5 million related to long-term indebtedness which was paid in kind with such accrued interest being added to the outstanding principal balance of the debt, $3.5 million of depreciation and amortization, $3.3 million of net changes in operating assets and liabilities, $1.5 million of discount and debt issuance cost amortization, and $0.6 million of share-based compensation expense. For the three months ended March 31, 2009, cash used in operating activities was approximately $5.9 million, consisting primarily of a net loss of $80.7 million, partially offset by a $62.3 million change in the market value of derivative instruments, $6.9 million of net changes in operating assets and liabilities, $2.0 million of interest accrued on long-term debt which will be paid in kind with such accrued interest being added to the outstanding principal balance of the long-term debt, $1.9 million of depreciation and amortization, $1.1 million of amortization of debt issuance costs and other discounts on the long-term debt, $0.5 million of non-cash interest expense related to the Series A Preferred Stock and $0.1 million of share-based compensation expense.

Investing Activities

For the three months ended March 31, 2010, cash used in investing activities was approximately $4.3 million, consisting primarily of $3.4 million used to purchase short-term investments, $1.0 million of capitalized software costs related to Networkfleet’s operations, an increase in restricted cash of $0.2 million and $0.2 million of capital expenditures related primarily to infrastructure necessary for our operations, partially offset by $0.5 million of proceeds received from the disposal of certain available-for-sale assets. For the three months ended March 31, 2009, cash used in investing activities was approximately $2.3 million, consisting primarily of $3.8 million of capital expenditures and $3.9 million of capitalized software costs, partially offset by the release of $5.3 million of restricted cash that was previously held for the benefit of the lenders of the senior secured term indebtedness.

Financing Activities

For the three months ended March 31, 2010, cash used in financing activities was approximately $1.5 million, consisting of $1.4 million of payments on capital lease obligations and $0.1 million of payments on long-term debt. For the three months ended March 31, 2009, cash provided by financing activities was approximately $131.9 million, consisting of the $97.2 million of net cash provided by the Merger and the $37.0 million of cash proceeds from the issuance and sale of Series B Convertible Preferred Stock, partially offset by $1.8 million in fees and expenses paid in connection with the issuance of the Series B Convertible Preferred Stock and $0.5 million of payments on capital lease obligations.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expense during the periods presented. Although these estimates are based on management’s knowledge of current events and actions we may undertake in the future, actual results may differ from estimates. For a complete description of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2010.

Recent Accounting Pronouncements

See Item 1 of Part I of this Quarterly Report on Form 10-Q, “Financial Statements – Note 3 – Recent Accounting Pronouncements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2010, we had approximately $16.8 million of cash, cash equivalents, short-term investments and restricted cash. This cash, cash equivalents, short-term investments and restricted cash is subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

We may suffer from fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. As of March 31, 2010, we had outstanding debt with an aggregate face amount, including interest which has been paid in kind, of approximately $121.2 million, which included variable rate borrowings of approximately $76.9 million. As of March 31, 2010, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense by approximately $0.8 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On May 7, 2009, Networkfleet was served with a complaint in a patent infringement case titled Innovative Global Systems LLC vs. Turnpike Global Technologies L.L.C. et al. that was filed in the Eastern District of Texas. The case sought damages from Networkfleet and five other defendants for allegedly infringing on five patents held by the plaintiffs. On May 7, 2010, the parties executed an agreement to settle the matter.

Item 1A.	Risk Factors

In evaluating our common stock, you should carefully consider, in connection with other information in this report, the risks described in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our operations and business. If we do not successfully address any of these risks, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common stock may decline. We cannot assure you that we will successfully address these risks.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number		Description

31.1	–	Certification of Jeffrey A. Leddy, Chief Executive Officer of HUGHES Telematics, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of Craig J. Kaufmann, Vice President Finance and Treasurer of HUGHES Telematics, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of Jeffrey A. Leddy, Chief Executive Officer of HUGHES Telematics, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of Craig J. Kaufmann, Vice President Finance and Treasurer of HUGHES Telematics, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2010	By:	/s/ JEFFREY A. LEDDY
Jeffrey A. Leddy
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2010	By:	/s/ CRAIG J. KAUFMANN
Craig J. Kaufmann
Vice President Finance and Treasurer
(Principal Financial and Accounting Officer)