Form 10-K/A
period 2009-12-31
HUGHES Telematics, Inc.
filed 2010-07-19
CIK 1410240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Common Stock, par value $0.0001

(title of class)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2009, was $111,209,357. As of July 15, 2010, there were 92,631,187 shares of the registrant’s common stock outstanding.

i

Explanatory Paragraph

This Amendment No. 1 to Form 10-K (the “Amendment”) amends and restates certain items in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2010 (the “Original Filing”). The Registrant is filing this Amendment to include additional disclosure in the following items of the Original Filing:

•	Item 3. Legal Proceedings

•	Item 10. Directors, Executive Officers and Corporate Governance

•	Item 11. Executive Compensation

Except for the aforementioned changes, this Amendment does not modify or update any disclosure in the Original Filing, including the nature and character of such disclosure to reflect events occurring after the initial filing date of the Original Filing.

PART I

Item 3.	Legal Proceedings.

On May 7, 2009, Networkfleet was served with a complaint in a patent infringement case titled Innovative Global Systems LLC vs. Turnpike Global Technologies L.L.C. et al. that was filed in the Eastern District of Texas. The case seeks damages from Networkfleet and five other defendants for allegedly infringing on five patents held by the plaintiffs. The parties have reached a tentative agreement to settle the matter which is subject to final negotiation and execution of definitive documentation. If such agreement is not ultimately executed, Networkfleet will vigorously defend itself in this action. The resolution of the case is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Additionally, from time to time, we are subject to litigation in the normal course of business. We are of the opinion that, based on information presently available, the resolution of any such legal matters will not have a material adverse effect on our financial position, results of operations or its cash flows.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Jeffrey A. Leddy	55	Chief Executive Officer and Director
Erik J. Goldman	49	President
Craig J. Kaufmann	34	Senior Vice President Finance and Treasurer
Robert C. Lewis	45	General Counsel and Secretary
Keith J. Schneider	52	President and Chief Executive Officer, Networkfleet, Inc.
Andrew D. Africk	44	Director
Marc V. Byron	46	Director
Andrew P. Hines	70	Director
Warren N. Lieberfarb	65	Director
Steven Martinez	40	Director
Matthew H. Nord	31	Director
Aaron J. Stone	37	Director
Mark VanStekelenburg	59	Director

Jeffrey A. Leddy. Mr. Leddy has been our Chief Executive Officer and served as a member of our board of directors since the Merger in March 2009. Mr. Leddy served as the Chief Executive Officer of Old HTI from December 2006 and as a member of Old HTI’s board of directors since March 2006. From April 2003 through December 2006, Mr. Leddy served as Chief Executive Officer and President of SkyTerra Communications, Inc. (“SkyTerra”). Prior to serving as Chief Executive Officer and President, Mr. Leddy served as the President and Chief Operating Officer of SkyTerra from October 2002 and its Senior Vice President of Operations from June 2002. From September 1980 to December 2001, Mr. Leddy worked for EMS Technologies serving most recently as Vice President. Mr. Leddy currently serves on the board of directors of Hughes Communications, Inc. and Hughes Systique Corporation. Mr. Leddy also serves on the board of managers of Hughes Network Systems, LLC. Mr. Leddy’s experience with satellite communications and telematics businesses and his executive experience, including as our Chief Executive Officer, was instrumental in his selection as a member of our board of directors. Mr. Leddy was designated by Apollo as a director pursuant to the Shareholders’ Agreement, dated as of March 31, 2009, among us and each of the persons listed on the schedules thereto (the “Shareholders’ Agreement”).

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

Craig J. Kaufmann. Mr. Kaufmann has been our Senior Vice President Finance and Treasurer since April 2010 and was our Vice President Finance and Treasurer since the Merger in March 2009. Mr. Kaufmann served as the Vice President Finance and Treasurer of Old HTI from December 2006 until the Merger. Mr. Kaufmann served as the Controller and Treasurer of SkyTerra from April 2003 to December 2006 and served as its Director of Financial Reporting from November 2000. Prior to joining SkyTerra, Mr. Kaufmann was the Financial Reporting Manager of Kozmo.com from March 2000 to November 2000 and an associate at PricewaterhouseCoopers from August 1998 to March 2000.

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

Andrew D. Africk. Mr. Africk has served as a member of our board of directors since March 31, 2009 and was a member of Old HTI’s board of directors from January 2006 until the Merger. Mr. Africk is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1992. Mr. Africk has significant experience making and managing private equity investments on behalf of Apollo and has over 18 years experience financing, analyzing and investing in public and private companies, which in addition to his experience with communications businesses, including serving as a director of Old HTI from its inception through the Merger, was instrumental in his selection as a member of our board of directors. Mr. Africk also serves on the board of directors of Hughes Communications, Inc., and SOURCECORP, Incorporated. From 1999 to 2008, Mr. Africk served on the board of directors of SkyTerra. From 2005 to 2008 Mr. Africk served as the vice chairman of the board of directors of Intelsat Holdings, Ltd. From 2003 to 2006, Mr. Africk served on the board of directors of Superior Essex Inc. From 2001 to 2008, Mr. Africk served on the board of directors of Mobile Satellite Ventures, LP. Mr. Africk also serves on the board of managers of Hughes Network Systems, LLC. Mr. Africk serves on our compensation committee. Mr. Africk was designated by Apollo as a director pursuant to the Shareholders’ Agreement.

Marc V. Byron. Mr. Byron has served as a member of the board of directors since our inception in June 2007 and served as our chief executive officer from our inception in June 2007 through the Merger in March 2009. Mr. Byron co-founded Trivergance, a middle market merchant banking and investment firm, in June 2006, and has served as a Managing Member since its formation. Trivergance acted as a strategic and financial advisor in the $750 million transaction in which Sunterra Corporation went private. Mr. Byron has significant experience in the field of customer acquisition and marketing and as a chief executive officer. Mr. Byron’s experience with customer acquisition and retention, a critical part of our business, was instrumental in his selection as a member of our board of directors. Since May 2003, Mr. Byron has served as chairman of MG, LLC, d/b/a Tranzact, a marketing services firm that helps companies acquire customers and manage complex transactions by combining expertise in developing customer acquisition strategies with experience in applying technology. He has also served as an advisor to Apollo on large marketing and media related transactions. In 1997, Mr. Byron founded Paradigm Direct and served as its chief executive officer until its sale to Mosaic Group, Inc., a Canadian marketing services firm. After the sale, Paradigm Direct changed its name to Mosaic Performance Solutions North America and Mr. Byron served as its chief executive officer until December 2001. Mr. Byron was designated by the initial stockholders of Polaris as a director pursuant to the Shareholders’ Agreement.

Andrew P. Hines. Mr. Hines has served as a member of our board of directors since March 31, 2009. Mr. Hines has been a principal of Hines and Associates, a financial management consulting firm since September 2006 and from 2001 until October 2005. Mr. Hines has also served as Executive Vice President and Chief Financial Officer of World Color, Inc., a provider of high-value and comprehensive print, digital and related services, since September 2009 and served as Vice President and Chief Financial Officer of GenTek, Inc., a manufacturer of industrial components and performance chemicals, from October 2005 to September 2006. From November 2003 through 2007, Mr. Hines served as a director of Superior Essex, Inc., where he served as the chairman of their audit committee. Mr. Hines has extensive experience as a senior financial executive and financial management consultant, which was instrumental in his selection as a member of our board of directors. Mr. Hines is the chairman of our audit committee.

Warren N. Lieberfarb. Mr. Lieberfarb has served as a member of our board of directors since March 31, 2009. Mr. Lieberfarb is the Chairman and Chief Executive Officer of Warren N. Lieberfarb & Associates LLC, a media, entertainment and technology consulting and investment firm. From 1984 until December 2002, Mr. Lieberfarb was President of Warner Home Video, a subsidiary of Warner Bros. Entertainment and a global leader in the creation, distribution, and marketing of theatrical motion pictures and television programming on video/DVD. Mr. Lieberfarb also serves on the board of directors and board of trustees of the American Film Institute and chairs its Entrepreneurial Committee. He also serves on the board of directors and is Vice Chairman of MOD Systems, a retail systems provider enabling in-store digital signage, sampling and fulfillment of music and video content. He is currently on the University of Pennsylvania Library board of overseers, the Undergraduate Executive Committee of The Wharton School, and previously was a member of the University’s board of trustees from 2001 to 2005. Mr. Lieberfarb is also a member of the Academy of Motion Pictures Arts and Sciences. From 2003 through 2008, Mr. Lieberfarb served as a director of Sirius Satellite Radio, Inc. Mr. Lieberfarb has extensive experience in the media and content delivery fields and has prior experience with telematics through his involvement with Sirius Satellite Radio, Inc., which was instrumental in his selection as a member of our board of directors. Mr. Lieberfarb serves on our audit and compensation committees. Mr. Lieberfarb was designated by Apollo as a director pursuant to the Shareholders’ Agreement.

Steven Martinez. Mr. Martinez has served as a member of our board of directors since March 31, 2009. Mr. Martinez is a partner at Apollo. Prior to joining Apollo in 2000, he worked for Goldman Sachs & Company and Bain and Company. Mr. Martinez also serves on the board of directors of Goodman Global Holdings, Inc., Rexnord Global Holdings and Jacuzzi Brands, Inc., Prestige Cruise Holdings and NCL Corp Ltd. Mr. Martinez served on the board of Allied Waste Holdings from March 2006 through July 2007 and also on board of Hayes Lemmerz International, Inc. Mr. Martinez has significant experience making and managing private equity investments on behalf of Apollo and has over 15 years experience financing, analyzing and investing in public and private companies, which was instrumental in his selection as a member of our board of directors. Mr. Martinez was designated by Apollo as a director pursuant to the Shareholders’ Agreement.

Matthew H. Nord. Mr. Nord has served as a member of our board of directors since March 31, 2009 and was a member of Old HTI’s board of directors from December 2006 until the Merger. Mr. Nord is a principal of Apollo and has been associated with Apollo since 2003. From 2001 to 2003, Mr. Nord was a member of the Investment Banking division of Salomon Smith Barney, Inc. Mr. Nord serves on the board of directors of Affinion Group Inc. and SOURCECORP, Inc. Mr. Nord graduated summa cum laude with a BS in Economics from the Wharton School of the University of Pennsylvania. Mr. Nord has significant experience making and managing private equity investments on behalf of Apollo and has over nine years of experience, financing, analyzing and investing in public and private companies, which in addition to his experience with communications businesses, including serving as a director of Old HTI from its inception through the Merger, was instrumental in his selection as a member of our board of directors. Mr. Nord serves on our compensation committee. Mr. Nord was designated by Apollo as a director pursuant to the Shareholders’ Agreement.

Aaron J. Stone. Mr. Stone has served as a member of our board of directors since March 31, 2009. Mr. Stone is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1997. Mr. Stone has significant experience making and managing private equity investments on behalf of Apollo and has over 14 years experience financing, analyzing and investing in public and private companies, which in addition to his experience with communications businesses, was instrumental in his selection as a member of our board of directors. Mr. Stone also serves on the board of directors of AMC Entertainment Inc., Hughes Communications, Inc., Parallel Petroleum, and Connections Academy, LLC. From 2005 to 2008, Mr. Stone served on the board of directors of SkyTerra, Intelsat Holdings, Ltd. and Mobile Satellite Ventures, LP. From 2004 to 2007, Mr. Stone served on the board of directors of Educate, Inc. Mr. Stone also serves on the board of managers of Hughes Network Systems, LLC. Mr. Stone was designated by Apollo as a director pursuant to the Shareholders’ Agreement.

Mark VanStekelenburg. Mr. VanStekelenburg has served as a member of our board of directors since March 31, 2009. From 1992 to 1998 he was chairman, president, and chief executive officer of Rykoff-Sexton/US Foodservice Inc. Mr. VanStekelenburg is also a member of the board of directors of Bergensons Property Services, Inc., Chemco, Inc., and JSI Store Fixtures Inc. He is also a member of the Advisory Boards of Champlain Capital Partners, LLC and an Honorary Member of the board of trustees and a member of the audit committee of the March of Dimes. Mr. VanStekelenburg has significant experience as the chief executive officer of a public company and extensive operational and financial experience, which was instrumental in his selection as a member of our board of directors. Mr. VanStekelenburg serves on our audit committee.

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

Code of Ethics and Committee Charters

We have adopted a code of ethics that applies to our officers and directors. Our code of ethics and our board committee charters are available on our website at www.hughestelematics.com. In addition, a copy of the code of ethics will be provided without charge upon request in writing at 2002 Summit Boulevard, Suite 1800, Atlanta, Georgia 30319, or by telephone at (404) 573-5800.

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

Risks Arising from Compensation Policies and Practices

We believe that the design and governance of our executive compensation program is consistent with appropriate standards of risk management. Rather than determining incentive compensation awards based on a single metric, the compensation committee considers a balanced set of performance measures that collectively best indicate successful management of our assets and strategy. On an annual basis, the compensation committee evaluates the compensation provided to our employees, including the mix of compensation elements, so that our compensation programs reward the achievement of long-term strategic objectives as much as shorter-term business objectives. The compensation committee applies its informed judgment to compensation decisions, taking into account factors such as conservation of our capital resources and leveraging of equity and successful implementation of strategic initiatives. The use of equity awards, generally vesting over two to four years for restricted stock and stock options, aligns our executive officers’ interests with the long-term interests of our stockholders. Together, the features of our executive compensation program are intended to ensure that our compensation opportunities do not encourage excessive risk taking and focus our executives on managing our company toward long-term sustainable value for our stockholders.

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

How the Company Chooses Amounts for Each Element of Compensation

Each executive’s current and prior compensation has been and is expected to continue to be considered in setting future compensation. The elements of our compensation plan (e.g., base salary, bonus and stock options or restricted stock) are common to many companies. The precise mix and levels of these elements are set in an effort to balance the competing objectives of fairness to all stakeholders and attracting and retaining executives and other senior managers.

The base salaries of our named executive officers are reviewed on an annual basis by the compensation committee and at the time of a promotion or a significant change in responsibility. When determining whether to increase the base salary of an executive, the compensation committee considers individual and corporate performance, individual level of responsibility, inflation, contributions to our overall success and current competitive market levels. For the year ended December 31, 2009, after consideration of general economic conditions and in an effort to preserve capital, the compensation committee did not grant salary increases to our named executive officers.

While each of our named executive officers has a bonus target calculated as a percentage of his base salary, the compensation committee has discretion to determine on an annual basis the amount of the cash bonus, if any. The following bonus targets were determined at the time such named executive was hired and is based on the executive’s experience, responsibilities and job function:

Name	Bonus Target as a % of Base Salary
Jeffrey A. Leddy	75%
Erik J. Goldman	50%
Craig J. Kaufmann	30%
Robert C. Lewis	30%
Keith J. Schneider	50%

Factors considered by the compensation committee when determining the amount of the bonus grant include primarily corporate performance, individual performance and contributions to our overall success. After consideration of general economic conditions and in an effort to preserve capital, the compensation committee did not grant any cash bonuses to our named executive officers for services provided during the years ended December 31, 2009 or 2008, other than to Mr. Schneider who received a cash bonus from Networkfleet for services provided in the years ended December 31, 2009 and 2008 of approximately $88,000 and $125,000, respectively, in light of the performance and continued growth of Networkfleet. See the table below with the heading “Summary Compensation Table” for additional details of the base salary and cash bonuses paid to our named executive officers during the years ended December 31, 2009, 2008 and 2007.

When determining equity grants to our named executive officers, the compensation committee considers the amount of cash compensation paid to the individual, as well as individual contributions to our success and participation in extraordinary transactions which occurred during the year. As the named executives other than Mr. Schneider did not receive a cash bonus during the years ended December 31, 2009 and 2008 and in light of, among other things, (i) the successful consummation of the Merger and other fundraising activities, (ii) continued progress towards the launch of our automotive manufacturer service offering with Mercedes-Benz and (iii) the level of executive ownership of our common stock, the compensation committee awarded the named executive officers other than Mr. Schneider a more significant equity grant in the year ended December 31, 2009 than in prior years. The specific amount of the grant to each individual was determined based on the executive officer’s equity ownership prior to the grant and with consideration to the executive’s bonus target. Further, in light of the size of the stock option and restricted stock grant to each of Messrs. Leddy and Goldman and to align Messrs. Leddy’s and Goldman’s interests with those of our stockholders, one half of their respective option grant will vest based on a market condition based on the trading price of our common stock exceeding the thresholds previously established with respect to the release of the earn-out shares. See the table below with the heading “2009 Grants of Plan Based Awards” for additional details of the equity grants made during the year ended December 31, 2009.

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

Name and Principal Position	Year	Salary	Bonus(1)	Grant Date Fair Value of Stock and Option Awards(2)	All Other Compensation(3)	Total
Jeffrey A. Leddy	2009	$350,000	$—	$1,581,049	$8,946	$1,939,995
Chief Executive Officer	2008	351,153	—	—	11,196	362,349
	2007	310,000	175,000	537,468	3,847	1,026,315

Erik J. Goldman	2009	325,000	—	707,249	8,817	1,041,066
President	2008	306,730	—	—	12,068	318,798
	2007	225,000	225,000	403,101	10,877	863,978

Craig J. Kaufmann	2009	205,000	—	316,878	7,304	529,182
Vice President Finance and Treasurer	2008	200,576	—	—	7,919	208,495
	2007	165,000	75,000	73,260	5,444	318,704

Robert C. Lewis(4)	2009	240,000	—	316,878	8,416	565,294
General Counsel and Secretary	2008	202,307	—	—	8,755	211,062
	2007	89,490	25,000	73,203	8,142	195,835

Keith J. Schneider(5)	2009	265,000	87,927	323,029	371	676,327
President and Chief Executive Officer,	2008	265,961	125,000	—	78,199	469,160
Networkfleet	2007	173,077	91,146	73,325	135,937	473,485

(1)	Mr. Schneider’s bonus for services provided in the year ended December 31, 2009 was granted in April 2010 and is reflected in 2009. Mr. Schneider’s bonus for services provided in the year ended December 31, 2008 was granted in April 2009 and is reflected in 2008. Messrs. Leddy, Goldman, Kaufmann and Lewis did not receive a cash bonus for services provided in the years ended December 31, 2009 or 2008. Bonuses for services provided in the year ended December 31, 2007 were granted in April 2008 and are reflected in 2007.
(2)	The amount shown in this column represents the grant date fair value of the entire grant as calculated using a Black-Scholes valuation model. In accordance with the rules of the SEC, these figures do not include estimates of forfeitures related to service-based vesting conditions. For a discussion of the assumptions used in the valuation under the accounting guidance, see Note 11 to our consolidated financial statements included in this annual report on Form 10-K.
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

Dated: July 19, 2010	HUGHES TELEMATICS, INC.

	By:	/S/ JEFFREY A. LEDDY
	Name:	Jeffrey A. Leddy
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated. This document may be executed by the signatories hereto on any number of counterparts, all of which shall constitute one and the same instrument.

Name	Position	Date

/S/ JEFFREY A. LEDDY Jeffrey A. Leddy	Chief Executive Officer and Director (Principal Executive Officer)	July 19, 2010

/S/ CRAIG J. KAUFMANN Craig J. Kaufmann	Senior Vice President Finance and Treasurer (Principal Financial and Accounting Officer)	July 19, 2010

/S/ ANDREW D. AFRICK Andrew D. Africk	Director	July 19, 2010

/S/ MARC V. BYRON Marc V. Byron	Director	July 19, 2010

/S/ ANDREW P. HINES Andrew P. Hines	Director	July 19, 2010

/S/ WARREN N. LIEBERFARB Warren N. Lieberfarb	Director	July 19, 2010

/S/ STEVEN MARTINEZ Steven Martinez	Director	July 19, 2010

/S/ MATTHEW H. NORD Matthew H. Nord	Director	July 19, 2010

/S/ AARON J. STONE Aaron J. Stone	Director	July 19, 2010

/S/ MARK VANSTEKELENBURG Mark VanStekelenburg	Director	July 19, 2010

EXHIBIT INDEX

Exhibit No.	Description
2.1	Second Amended and Restated Merger Agreement, dated March 12, 2009, by and among Polaris Acquisition Corp., HUGHES Telematics, Inc., and Communication Investors, LLC (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 12, 2009)

3.1	Amended and Restated Certificate of Incorporation of HUGHES Telematics, Inc. filed with the Secretary of State of the State of Delaware on March 31, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on July 29, 2009 (File No. 000-53743))

3.2	Amended and Restated By-laws of HUGHES Telematics, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

4.2	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-145759))

4.3	Form of Unit Purchase Option (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-145759))

4.4	Form of Warrant Agreement (incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-145759))

10.1	Shareholders’ Agreement, dated as of March 31, 2009, among Polaris Acquisition Corp. and each of the Persons listed on Schedules I, II and III (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.2	Escrow Agreement, dated as of March 31, 2009, by and among Polaris Acquisition Corp., Trivergance, LLC and Continental Stock Transfer & Trust Company (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.3	Amendment to Stock Escrow Agreement, dated as of March 31, 2009, by and among Polaris Acquisition Corp., its initial stockholders and Lazard Capital Markets LLC (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.4	HUGHES Telematics, Inc. 2009 Equity and Incentive Plan, effective as of March 31, 2009 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.5	HUGHES Telematics, Inc. 2006 Stock Incentive Plan, effective as of November 30, 2006 (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.6	Letter Agreement, dated as of March 23, 2007, between Networkcar, Inc. and Keith Schneider (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.7*	Form of Restricted Stock Agreement for directors pursuant to the HUGHES Telematics, Inc. 2009 Equity and Incentive Plan.

10.8*	Form of Restricted Stock Agreement for executive officers pursuant to the HUGHES Telematics, Inc. 2009 Equity and Incentive Plan.

10.9*	Form of Option Agreement for executive officers pursuant to the HUGHES Telematics, Inc. 2009 Equity and Incentive Plan.

Exhibit No.	Description
10.10	Amended and Restated Credit Agreement, dated as of April 9, 2008, among HUGHES Telematics, Inc., Various Lenders, Morgan Stanley Senior Funding, Inc., and Morgan Stanley & Co. Incorporated (incorporated by reference from Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.11	Assumption Agreement, dated as of March 31, 2009, among HUGHES Telematics, Inc., each Subsidiary Guarantor signatory hereto, the Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.12	Guaranty and Collateral Agreement, dated as of March 31, 2008, among HUGHES Telematics Inc., subsidiary guarantors and Morgan Stanley & Co. Incorporated (incorporated by reference from Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.13	Telematics Services Agreement, dated October 31, 2007, by and between HUGHES Telematics Inc. and Mercedes-Benz USA, LLC (confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission) (incorporated by reference from Exhibit 10.18 to the Company’s Current Report on Form 8-K/A filed on July 6, 2009)

10.14	Telematics Agreement, dated December 28, 2007, between HUGHES Network Systems, LLC and HUGHES Telematics, Inc. (confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission) (incorporated by reference from Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.15	Amended and Restated Co-Sale and Stock Restriction Agreement, dated as of March 31, 2009, by and among Hughes Telematics, Inc., Communications Investors LLC, Apollo Investment Fund V (PLASE), L.P. and certain investors (incorporated by reference from Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-160787))

10.16	Second Lien Credit Agreement dated as of December 17, 2009 among HUGHES Telematics, Inc., Plase HT, LLC as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 22, 2009)

10.17	Second Lien Guaranty and Collateral Agreement dated as of December 17, 2009 among HUGHES Telematics, Inc., the subsidiaries of HUGHES Telematics, Inc. identified therein and Plase HT, LLC as collateral agent (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 22, 2009)

10.18	Warrant to purchase 3,000,000 shares of common stock at $6.00 per share, dated as of December 17, 2009, issued to PLASE HT, LLC, expiring December 17, 2014 (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 22, 2009)

10.19	Senior Unsecured Promissory Note, dated December 18, 2009, in the principal amount of approximately $8.3 million issued to Hughes Network Systems, LLC (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on December 22, 2009)

10.20	Stock Purchase Agreement, dated December 24, 2009, by and among HUGHES Telematics, Inc. and the Purchasers set forth therein (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 28, 2009)

10.21	Registration Rights Agreement, dated December 24, 2009, by and among HUGHES Telematics, Inc. and the Investors set forth therein (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 28, 2009)

Exhibit No.	Description
16.1	Letter from McGladrey & Pullen, LLP, independent registered public accounting firm (incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1	Certification of Jeffrey A. Leddy, Chief Executive Officer of HUGHES Telematics, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Craig J. Kaufmann, Vice President Finance and Treasurer of HUGHES Telematics, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey A. Leddy, Chief Executive Officer of HUGHES Telematics, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Craig J. Kaufmann, Vice President Finance and Treasurer of HUGHES Telematics, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed