Form 10-Q
period 2010-06-30
HUGHES Telematics, Inc.
filed 2010-08-09
CIK 1410240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-33860

HUGHES Telematics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0443717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2002 Summit Boulevard, Suite 1800 Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)

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

As of August 6, 2010, 92,631,187 shares of the registrant’s common stock were outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HUGHES TELEMATICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$24,486	$28,368
Short-term investments	6,527	—
Accounts receivable, net	3,640	4,118
Inventories, net	316	1,390
Prepaid expenses	751	1,556
Other current assets	1,690	2,119

Total current assets	37,410	37,551
Restricted cash	856	650
Property and equipment, net	26,842	30,128
Capitalized software, net	18,678	18,355
Intangible assets, net	14,298	13,005
Goodwill	5,169	5,169
Debt issuance costs	4,627	5,254
Other assets	7,713	7,969

Total assets	$115,593	$118,081

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,161	$7,521
Accrued liabilities	12,749	7,943
Deferred revenue	3,498	98
Current portion of capital lease obligations	788	3,125
Current portion of long-term debt	7,132	8,316
Other current liabilities	2,653	568

Total current liabilities	30,981	27,571
Long-term debt	97,984	91,140
Capital lease obligations	1,633	1,599
Long-term deferred revenue	3,928	47
Other liabilities	2,047	3,100

Total liabilities	136,573	123,457

Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.0001 par value. Authorized 10,000,000 shares, no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value. Authorized 155,000,000 shares; issued and outstanding 92,631,187 shares at June 30, 2010 and 87,087,624 shares at December 31, 2009	9	9
Additional paid-in capital	368,481	352,159
Accumulated deficit	(402,387)	(357,544)

Total HUGHES Telematics, Inc. stockholders’ deficit	(33,897)	(5,376)
Non-controlling interests in consolidated subsidiary	12,917	—

Total stockholders’ deficit	(20,980)	(5,376)

Total liabilities and stockholders’ deficit	$115,593	$118,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Services	$6,468	$5,585	$12,524	$10,905
Hardware	2,959	2,721	5,070	4,950

Total revenues	9,427	8,306	17,594	15,855

Costs and expenses:
Cost of services	5,855	1,646	11,648	3,269
Cost of hardware sold	2,491	2,194	4,413	3,968
Research and development	2,622	9,413	5,449	18,461
Sales and marketing	5,543	2,715	11,225	5,059
General and administrative	9,688	9,339	19,097	16,962

Total costs and expenses	26,199	25,307	51,832	47,719

Loss from operations	(16,772)	(17,001)	(34,238)	(31,864)
Interest income	39	29	87	53
Interest expense	(5,511)	(2,617)	(10,807)	(6,190)
Change in fair value of derivative instruments	—	—	—	(62,316)
Other expense	(7)	—	(7)	—

Loss before income taxes	(22,251)	(19,589)	(44,965)	(100,317)
Income tax expense	(12)	(55)	(12)	—

Net loss	(22,263)	(19,644)	(44,977)	(100,317)
Net loss attributable to non-controlling interest	135	—	135	—

Net loss attributable to HUGHES Telematics, Inc.	(22,128)	(19,644)	(44,842)	(100,317)
Deemed dividend on and accretion of convertible preferred stock	—	—	—	(56,619)

Net loss attributable to common stockholders	$(22,128)	$(19,644)	$(44,842)	$(156,936)

Basic and diluted loss per common share	$(0.74)	$(0.82)	$(1.58)	$(10.85)

Basic and diluted weighted average common shares outstanding	30,011,566	23,901,891	28,301,504	14,465,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(44,977)	$(100,317)
In-kind contributions from non-controlling interests in consolidated subsidiary	53	—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,905	4,493
Change in fair value of derivative instruments	—	62,316
Interest expense on Series A Redeemable Preferred Stock	—	496
Interest expense on long-term debt and capital leases	4,729	3,470
Amortization of debt issuance costs and discounts on long-term debt	3,038	2,224
Share-based compensation expense	1,326	435
Loss on sale of property and equipment	123	—
Changes in assets and liabilities:
Accounts receivable, net	478	929
Inventories, net	1,074	(218)
Prepaid expenses and other assets	1,497	(6,238)
Accounts payable and accrued and other liabilities	2,383	14,075
Deferred revenue	7,281	(167)

Net cash used in operating activities	(16,090)	(18,502)

Cash flows from investing activities:
Purchases of property and equipment	(603)	(9,470)
Proceeds from sale of property and equipment	481	—
Increase in capitalized software	(1,888)	(8,137)
Purchases of short-term investments	(6,776)	—
Maturity of short-term investments	249	—
(Increase) Decrease in restricted cash	(206)	5,133

Net cash used in investing activities	(8,743)	(12,474)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of costs	14,884	—
Proceeds from sale of non-controlling interest in consolidated subsidiary	10,000	—
Proceeds from merger with Polaris Acquisition Corp.	—	97,242
Proceeds from the issuance of Series B Convertible Preferred Stock, net of costs	—	35,220
Repayment of capital lease obligations	(2,749)	(1,051)
Repayment of long-term debt	(1,184)	—
Repurchase of common stock	—	(74,356)

Net cash provided by financing activities	20,951	57,055

Net (decrease) increase in cash and cash equivalents	(3,882)	26,079
Cash and cash equivalents, beginning of period	28,368	17,837

Cash and cash equivalents, end of period	$24,486	$43,916

Supplemental noncash disclosure:
Property and equipment acquired by capital lease obligations	$277	$6,302
Issuance of Series B Convertible Preferred Stock in exchange for a trade payable	$—	$13,000
Issuance of common stock in connection with the exercise of warrants using shares of Series A Redeemable Preferred Stock	$—	$207,218
Issuance of common stock in exchange for Series A Redeemable Preferred Stock	$—	$20,000
Issuance of common stock in exchange for Series B Convertible Preferred Stock	$—	$109,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Description of Business

HUGHES Telematics, Inc. (together with our consolidated subsidiaries, “we,” “us” and “our”) is a telematics services company that provides a suite of real-time voice and data communications services and applications for use in vehicles and is developing additional applications for use within and outside of the automotive industry. These services and applications are enabled through a state-of-the-art communications center designed with flexibility to connect various mobile devices with content, services and call centers. Our system architecture enables us to manage the integration of these components and the associated service delivery in an efficient manner, allowing us to quickly adopt and implement new technologies and services.

Within the automotive industry, our communications center allows for two way voice and data communications to vehicles and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics service provider in the United States for new vehicles sold by Mercedes-Benz USA, LLC (“Mercedes-Benz”), as well as the preferred provider of telematics services for Mercedes-Benz vehicles purchased prior to November 16, 2008. These services are marketed under the mbrace brand and are enabled through a factory-installed hardware device on Mercedes-Benz vehicles. In addition, our in-Drive product offers services to consumers or other third parties through an aftermarket hardware device that we have developed and which we intend to distribute through relationships with companies and organizations with large customer bases for installation in existing vehicles. Additionally, through Networkfleet, Inc. (“Networkfleet”), our wholly-owned subsidiary, we currently offer remote vehicle monitoring and other data services to support owners and operators of fleets of vehicles.

On May 12, 2010, we entered into a limited liability company agreement (the “LLC Agreement”) with QUALCOMM Incorporated (“Qualcomm”), a leader in developing and delivering innovative digital wireless communications products and services, and American Medical Alert Corp. (“AMAC”), a healthcare communications company dedicated to the provision of support services to the healthcare community, forming Lifecomm LLC (“Lifecomm”). Lifecomm intends to design, develop, finance and operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device that is able to communicate information to and support voice interactions between the subscriber and an emergency assistance call center for purposes of dispatching first responders to the subscriber’s location. Lifecomm expects to launch its service offerings in the second half of 2011.

(2)	Basis of Presentation

We have prepared the accompanying condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include our accounts and the accounts of our wholly-owned subsidiary Networkfleet and our majority-owned subsidiary Lifecomm following the formation of Lifecomm. The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 and the related notes thereto which have been included in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010. The results of the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current presentation.

During the six months ended June 30, 2010 and the years ended December 31, 2009, 2008 and 2007, we incurred a net loss of approximately $45.0 million, $163.7 million, $57.5 million and $32.3 million, respectively, and used cash in operations of approximately $16.1 million, $47.2 million, $39.1 million and $23.6 million, respectively. As of June 30, 2010, we had unrestricted cash, cash equivalents and short-term investments of approximately $31.0 million and an accumulated deficit of approximately $402.4 million. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2009 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We cannot assure you that our net losses and negative cash flow will not surpass our expectations, and thus, we may be required to raise additional capital in the future or to reduce our operating expenditures. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our existing credit facilities, or we will need to obtain waivers from the lenders. Our credit facilities contain covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in obtaining additional financing, if needed, or that we will be able to reduce our operating expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)	Merger with Polaris Acquisition Corp.

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

The Old HTI stockholders placed 5,782,661 shares of our common stock, comprised of 1,489,053 initial shares and 4,293,608 earn-out shares, in escrow until June 30, 2010 to indemnify us for the payment of indemnification claims that may be made as a result of breaches of Old HTI’s covenants, representations and warranties in the Merger Agreement. As there were no indemnification claims, in July 2010, the 1,489,053 initial shares were released to the Old HTI stockholders from escrow. The 4,293,608 earn-out shares remain in escrow and will be released in accordance with the escrow agreement upon the achievement of the trading share price targets stated above.

Pursuant to the Merger Agreement, the Polaris founders agreed to deposit an aggregate of 1,250,000 shares of our common stock into escrow at closing with such shares being released upon the achievement of the first share price target between the first and fifth anniversary of closing. Upon consummation of the Merger, the Polaris founders also transferred an aggregate of 168,000 shares of common stock to us with such shares immediately cancelled.

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

(4)	Formation of Lifecomm LLC

On May 12, 2010, we entered into the LLC Agreement with Qualcomm and AMAC forming Lifecomm. Under the terms of the LLC Agreement, each of the parties provided cash and/or immediate and future in-kind contributions to Lifecomm. Specifically, in exchange for approximately 54% of the membership interests of Lifecomm, we entered into (i) an Infrastructure Access Agreement with Lifecomm pursuant to which we will provide access to our telematics platform and infrastructure which will enable Lifecomm to provide service to its customers and (ii) a Services Agreement with Lifecomm pursuant to which we will provide, over no more than six years, $10.9 million of in-kind selling, general and administrative services (based on agreed upon billing rates set forth in the Services Agreement) to support the venture. In addition, we agreed to enter into a Telematics Services Agreement that will include, among other things, a per-user per-month fee for wireless connectivity, billing, portal access and other associated services. In exchange for approximately 36% of the membership interests, Qualcomm (i) provided $6.0 million of cash, (ii) entered into a Know-How License Agreement pursuant to which Lifecomm licensed certain “know-how” previously developed by Qualcomm and also provided Lifecomm access to the Lifecomm name and (iii) a Services Agreement with Lifecomm pursuant to which Qualcomm will contribute a portion of the value of certain future engineering and project management services, up to an aggregate value of $5.0 million. In exchange for approximately 10% of the membership interests, AMAC (i) provided $4.0 million of cash and (ii) entered into a Value Added Reseller Agreement pursuant to which AMAC will be a preferred distributor of Lifecomm’s products and services. In addition, pursuant to the LLC Agreement, each member has agreed to fund its pro rata share of a $2.0 million stand-by equity commitment for Lifecomm’s benefit. Assuming Lifecomm draws the entire commitment, we will be required to provide approximately $1.1 million of cash. During the three months ended June 30, 2010, we and Qualcomm provided approximately $0.2 million and $0.1 million, respectively, of in-kind services to Lifecomm.

Each of the initial members have preemptive rights with respect to future issuances of securities by Lifecomm, as well as rights of first offer, drag-along and tag-along rights on transfers of securities by the other members. In addition, for a two year period beginning on May 12, 2014, any member (or group of members) holding at least 25% of the membership interests in Lifecomm will have the right to demand either an auction for the sale of Lifecomm or an initial public offering of Lifecomm. Should Lifecomm fail to achieve either of these liquidity events within 180 days of the demand, then to the extent at such time we hold at least 50% of the outstanding membership interests of Lifecomm and our common stock is publicly traded, each other member will be entitled on a one-time basis to exchange all of its membership interests in Lifecomm for shares of our common stock with equivalent fair market value. While we determined that such right to exchange is a freestanding derivative instrument, as the fair market value of our common stock to be issued in the exchange will be equal to the fair market value of the membership interests of Lifecomm received, the value of the derivative instrument is not material as of June 30, 2010.

In accordance with the applicable accounting guidance governing consolidation, we have determined that Lifecomm is a variable interest entity (“VIE”) for which we are the primary beneficiary. Accordingly, we have included Lifecomm’s financial position, results of operations and cash flows in our condensed consolidated financial statements as of June 30, 2010 and for such period following the formation of Lifecomm during the three and six months ended June 30, 2010. As of June 30, 2010, Lifecomm’s assets consisted of approximately $6.6 million of cash and cash equivalents, approximately $3.4 million of short-term investments that are held-to-maturity and $3.0 million of intangible assets, and its liabilities consisted of approximately $0.1 million of accounts payable.

(5)	Recent Accounting Pronouncements

Recently Adopted Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a VIE and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs and became effective for us on January 1, 2010. As we have determined that Lifecomm is a VIE for which we are the primary beneficiary, we have included Lifecomm’s financial position, results of operations and cash flows in our condensed consolidated financial statements as of June 30, 2010 and for such period following the formation of Lifecomm during the three and six months ended June 30, 2010.

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

(6)	Long-Term Debt

The components of long-term debt were as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Senior secured term indebtedness	$68,899	$65,181
Second lien secured term indebtedness	10,889	9,608
Senior unsecured promissory note	7,132	8,316
Senior subordinated unsecured promissory notes	18,196	16,351

Total indebtedness	105,116	99,456
Less current portion	(7,132)	(8,316)

Total long-term debt, net of current portion	$97,984	$91,140

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

As of each issuance date, we ascribed value to the senior secured term indebtedness and the related warrants based on their relative fair values. As such, an aggregate of $46.9 million was allocated to the senior secured term indebtedness and an aggregate of $12.1 million was allocated to the warrants. The resulting discount from the face value of the senior secured term indebtedness resulting from the ascribed value to the warrants is being amortized as additional interest expense over the term of the senior secured term indebtedness using the effective interest rate method. As of June 30, 2010, the fair value of the senior secured indebtedness approximated carrying value.

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

We ascribed value to the indebtedness issued in connection with the Second Lien Credit Agreement and the related warrants based on their relative fair values. As such, approximately $9.6 million of the proceeds was allocated to the indebtedness and the remaining approximately $5.4 million was allocated to the warrants. The resulting discount from the face value of the indebtedness resulting from the ascribed value to the warrants will be amortized as additional interest expense over the term of the indebtedness using the effective interest rate method. As of June 30, 2010, the fair value of the indebtedness approximated carrying value.

Senior Unsecured Promissory Note

On December 18, 2009, we issued to Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HUGHES Communications, Inc. (“HCI”), a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on the equipment financing arrangement owed to HNS. The promissory note accrues interest at a rate of 12.00% per annum, compounded annually, and becomes due and payable on December 31, 2010. Pursuant to the terms of the note, we were required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and Second Lien Credit Agreement and certain other limitations, to the extent we sell any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we are required to make payments on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs). As of June 30, 2010, we had repaid principal of approximately $1.2 million on the senior unsecured promissory note, including the scheduled payment and using proceeds from the sale of the capital equipment.

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

At the time of issuance of each promissory note, we determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein is not necessarily indicative of the amount that we or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. As of June 30, 2010, the fair value of the senior subordinated unsecured promissory notes approximated carrying value.

(7)	Capital Lease Obligations

We lease certain assets under capital lease arrangements expiring at various times through 2014. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 8.7% to 15.3% (weighted average is 12.2%).

Minimum future lease payments under the capital leases are:

	June 30, 2010	December 31, 2009
	(in thousands)
Total future minimum lease payments	$2,660	$5,090
Less: Amounts attributable to interest	(239)	(366)

Net minimum lease payments	2,421	4,724
Current portion	(788)	(3,125)

Long-term portion	$1,633	$1,599

(8)	Stockholders’ Equity

On May 13, 2010, we sold 5,130,500 shares of our common stock for gross proceeds of $15.4 million (net proceeds of $14.9 million) in a private placement to a group of institutional investors. In connection with this sale, we entered into a registration rights agreement with the investors requiring that, among other things, we register the resale of the shares. If we do not meet certain deadlines with respect to making a registration statement covering such resale effective by November 9, 2010, then cash penalties of 1% of the purchase price per month for up to twelve months may apply. In connection with the private placement, we entered into an amendment to the First Lien Credit Agreement providing for the waiver of the requirement to use 25% of the net cash proceeds from the private placement for the repayment of senior secured term indebtedness and paid the senior secured lenders an amendment fee of approximately $0.1 million. In addition, as a result of the private placement, the exercise price of the warrant issued in connection with the second lien term indebtedness was adjusted from $6.00 per share to $5.99 per share.

(9)	Share-Based Compensation

In accordance with the applicable accounting guidance governing share-based payments, we record compensation expense for all share-based awards issued. For the three and six months ended June 30, 2010 and 2009, we recorded approximately $0.7 million, $0.3 million, $1.3 million and $0.4 million of compensation expense, respectively, related to share-based grants. Such compensation expense is included in research and development, sales and marketing and general and administrative expense in the accompanying condensed consolidated statements of operations.

Stock Options

The following table reflects stock option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2009	3,520,629	$3.33
Granted	267,000	$3.40
Forfeited	(157,433)	$1.80

Outstanding at June 30, 2010	3,630,196	$3.40	$885

Exercisable at June 30, 2010	252,691		$123

The following table provides information about stock options that are outstanding and exercisable as of June 30, 2010:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)
$1.65	524,241	$1.65	6.9	80,377	$1.65	6.8
$2.47	1,453,230	$2.47	7.5	168,504	$2.47	7.5
$3.15	100,000	$3.15	9.3	—	$—	—
$3.40	265,000	$3.40	9.8	—	$—	—
$5.19	1,287,725	$5.19	8.9	3,810	$5.19	9.3

For stock option awards outstanding as of June 30, 2010, we expect to recognize approximately $4.8 million of additional compensation expense over the remaining average service period of approximately 1.9 years.

Restricted Stock

The following table reflects restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	528,000	$4.55
Granted	413,063	$3.40
Forfeited	—	$—

Outstanding at June 30, 2010	941,063	$4.04

For restricted stock awards outstanding as of June 30, 2010, we expect to record approximately $2.9 million of additional compensation expense over the remaining average service period of approximately 1.3 years.

(10)	Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. During all periods presented, we had potential common shares, including shares issuable upon the exercise of outstanding stock options and warrants and shares held in escrow pending satisfaction of a contingency, which could potentially dilute basic loss per common share in the future but have been excluded from the computation of diluted loss per common share as the effect would have been anti-dilutive. For the three and six months ended June 30, 2010 and 2009, there were 84,459,056 and 83,632,605 potential common shares, respectively, excluded from the computation of diluted loss per share, consisting of shares (i) issuable upon the exercise of outstanding stock options and warrants, (ii) held in escrow to be released to the Old HTI stockholders upon achievement of the specified price targets and (iii) held in escrow to indemnify us for the payment of indemnification claims that may be made as a result of breaches of Old HTI’s covenants, representations and warranties in the Merger Agreement. In addition, for the three and six months ended June 30, 2009, we excluded the 7,439,978 shares of common stock, which we repurchased following consummation of the Merger from the calculation of the weighted average number of common shares outstanding during such period.

(11)	Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Our comprehensive loss for the each of the three and six month periods ended June 30, 2010 and 2009 equaled our net loss.

(12)	Related Party Transactions

Apollo Global Management, LLC

Communications LLC, AIF V PLASE and PLASE HT are each affiliated with Apollo. As of June 30, 2010, Apollo, through these entities, owned approximately 62% of our outstanding common stock. HCI, also an affiliate of Apollo, owned an additional approximately 4% of our outstanding common stock. In December 2009, AIF V PLASE transferred its ownership in all of its equity and debt interests of us, including its holding of senior secured term indebtedness, the senior subordinated unsecured promissory note and common stock, to PLASE HT.

As of June 30, 2010, the affiliates of Apollo, not including HNS which is discussed below, collectively held an aggregate face value and accrued interest of $5.9 million of senior secured term indebtedness, $15.7 million of second lien secured term indebtedness and $21.5 million of senior subordinated unsecured promissory notes.

Hughes Network Systems, LLC

For the three months ended June 30, 2010 and 2009, HNS, a wholly-owned subsidiary of HCI and an affiliate of Apollo, provided approximately $0.2 million and $8.1 million of services, respectively, to us. For the six months ended June 30, 2010 and 2009, HNS provided approximately $0.5 million and $16.3 million of services, respectively, to us. As of June 30, 2010 and December 31, 2009, we had an outstanding balance, not including the promissory note discussed below, of approximately $0.1 million and $0.2 million, respectively, payable to HNS.

In December 2009, we issued to HNS a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on an equipment financing arrangement owed to HNS. The promissory note accrues interest at a rate of 12.00% per annum, compounded annually, and becomes due and payable on December 31, 2010. Pursuant to the terms of the note, we were required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and Second Lien Credit Agreement and certain other limitations, to the extent we sell any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we are required to make payments on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs). As of June 30, 2010, we had repaid approximately $1.2 million on the senior unsecured promissory note, including the scheduled payment and using proceeds from the sale of the capital equipment.

Trivergance Business Resources, LLC

For each of the three months ended June 30, 2010 and 2009, Trivergance Business Resources, LLC (“TBR”), an affiliate of a member of our board of directors, provided approximately $0.4 million of services to us. For each of the six months ended June 30, 2010 and 2009, TBR provided approximately $0.8 million of services to us.

(13)	Commitments and Contingencies

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

Litigation and Claims

On May 7, 2009, Networkfleet was served with a complaint in a patent infringement case titled Innovative Global Systems LLC vs. Turnpike Global Technologies L.L.C. et al. that was filed in the Eastern District of Texas. The case sought damages from Networkfleet and five other defendants for allegedly infringing on five patents held by the plaintiffs. On May 7, 2010, the parties executed an agreement to settle the matter. The resolution of this case will not have a material adverse effect on our financial position, results of operations or cash flows.

Additionally, from time to time, we are subject to litigation in the normal course of business. We are of the opinion that, based on information presently available, the resolution of any such legal matters will not have a material adverse effect on our financial position, results of operations or its cash flows.

(14)	Segment Information

We present our segment information along the same lines that our chief executive officer reviews our operating results in assessing performance and allocating resources. Accordingly, our operations have been classified into three business segments: (i) the HUGHES Telematics segment, which provides and is further developing the telematics solution which is being marketed to automakers and other parties and includes the operations relating to the contract with Mercedes-Benz and our in-Drive product offering; (ii) the Networkfleet segment, which provides an aftermarket wireless fleet management solution targeted to the local fleet market, and (iii) the Lifecomm segment, which is developing and will operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device.

The following table presents certain financial information on our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenues:
HUGHES Telematics	$210	$—	$231	$—
Networkfleet	9,217	8,306	17,363	15,855
Lifecomm	—	—	—	—

Total	$9,427	$8,306	$17,594	$15,855

(Loss) Income from operations:
HUGHES Telematics	$(17,394)	$(17,281)	$(35,171)	$(32,622)
Networkfleet	919	280	1,230	758
Lifecomm	(297)	—	(297)	—

Total	$(16,772)	$(17,001)	$(34,238)	$(31,864)

	June 30, 2010	December 31, 2009
	(in thousands)
Total assets:
HUGHES Telematics	$84,006	$98,627
Networkfleet	18,574	19,454
Lifecomm	13,013	—

Total	$115,593	$118,081

Substantially all of our assets are located within the United States. As of June 30, 2010 and December 31, 2009, we included the $5.2 million of goodwill in the total assets of the Networkfleet segment.

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

Within the automotive industry, our communications center allows for two way voice and data communications to the vehicle and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics services provider in the United States for all new vehicles sold by Mercedes-Benz, as well as the preferred provider of telematics services for all Mercedes-Benz vehicles purchased prior to November 16, 2008. These services are marketed under the mbrace brand and are enabled through a factory-installed hardware device installed on Mercedes-Benz vehicles. In addition, our in-Drive product offers services to consumers and other third parties through an aftermarket hardware device that we have developed and which we intend to distribute through relationships with companies and organizations with large customer bases for installation in existing vehicles. Through Networkfleet, Inc., our wholly-owned subsidiary, we currently offer remote vehicle monitoring and other data services to support owners and operators of fleets of vehicles.

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

On May 12, 2010, we entered into the LLC Agreement with Qualcomm, a leader in developing and delivering innovative digital wireless communications products and services, and AMAC, a healthcare communications company dedicated to the provision of support services to the healthcare community, forming Lifecomm. Lifecomm intends to design, develop, finance and operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device that is able to communicate information to and support voice interactions between the subscriber and an emergency assistance call center for purposes of dispatching first responders to the subscriber’s location. Lifecomm expects to launch its service offerings in the second half of 2011.

Merger with Polaris Acquisition Corp.

On March 31, 2009, pursuant to the terms of the Merger Agreement, Old HTI, a privately held company, and Polaris, a publicly held blank check company, consummated the Merger. In connection with the Merger, Polaris changed its name from “Polaris Acquisition Corp.” to “HUGHES Telematics, Inc.” Upon closing of the Merger, the outstanding equity securities of Old HTI were exchanged for an aggregate of 77,102,149 shares of our common stock, comprised of 19,854,018 initial shares and 57,248,131 earn-out shares. In addition, all options exercisable for Old HTI common stock issued and outstanding immediately prior to the Merger were exchanged for options exercisable for an aggregate of 2,274,935 shares of our common stock, which includes 1,751,859 earn-out options. The earn-out shares, which were issued into escrow, will be released to the Old HTI stockholders and the earn-out options will be eligible to be exercised, according to their terms, by the optionholders, each in three tranches, upon the trading share price of our common stock reaching at least $20.00, $24.50 and $30.50 (as may be adjusted or amended in accordance with the escrow agreement) within certain measurement periods over the five-year period following the closing of the Merger. The Old HTI stockholders placed 5,782,661 shares of common stock, comprised of 1,489,053 initial shares and 4,293,608 earn-out shares, in escrow until June 30, 2010 to indemnify us for the payment of indemnification claims that may be made as a result of breaches of Old HTI’s covenants, representations and warranties in the Merger Agreement. Pursuant to the Merger Agreement, the Polaris founders agreed to deposit an aggregate of 1,250,000 shares of their common stock into escrow at closing with such shares being released upon the achievement of the first share price target between the first and fifth anniversary of closing. Upon consummation of the Merger, the Polaris founders also transferred an aggregate of 168,000 shares of common stock to us with such shares cancelled upon receipt.

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

Selected Segment Data

We classify our operations into three principal business segments: (i) the HUGHES Telematics segment, which provides and is further developing the telematics solution which is being marketed to automakers and other parties and includes the operations relating to the contract with Mercedes-Benz and our in-Drive product offering; (ii) the Networkfleet segment, which provides a wireless aftermarket fleet management solution targeted to the local fleet market; and (iii) the Lifecomm segment, which is developing and will operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device. The following tables set forth revenues and operating (loss) income by operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenues:
HUGHES Telematics	$210	$—	$231	$—
Networkfleet	9,217	8,306	17,363	15,855
Lifecomm	—	—	—	—

Total	$9,427	$8,306	$17,594	$15,855

(Loss) Income from operations:
HUGHES Telematics	$(17,394)	$(17,281)	$(35,171)	$(32,622)
Networkfleet	919	280	1,230	758
Lifecomm	(297)	—	(297)	—

Total	$(16,772)	$(17,001)	$(34,238)	$(31,864)

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenues

Hardware revenues consist principally of the sale of Networkfleet’s telematics device. Service revenues reflect the consideration received for monitoring and tracking services, which are recognized as revenue when earned. The following table sets forth information related to revenue for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Services	$6,468	$5,585
Hardware	2,959	2,721

Total revenues	$9,427	$8,306

Total revenues for the three months ended June 30, 2010 increased to approximately $9.4 million, a 13% increase from the approximately $8.3 million for the three months ended June 30, 2009. This increase was primarily due to the increase in Networkfleet’s service revenues, which increased by 12% during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Units active on Networkfleet’s network increased to approximately 108,000 as of June 30, 2010, a 15% increase from the approximately 94,000 units active as of June 30, 2009. As Networkfleet continues to sell additional hardware devices, service revenues are expected to continue to increase in future periods. In addition, service revenues generated by the HUGHES Telematics segment are expected to significantly increase in future periods as (i) we continue to transition paying subscribers to the Mercedes-Benz service formerly marketed under the Tele Aid brand to our service platform and (ii) we convert subscribers to the mbrace service from a trial to a paid subscription.

Networkfleet’s hardware sales increased to approximately 8,900 units in the three months ended June 30, 2010, an 11% increase from the approximately 8,000 units sold in the three months ended June 30, 2009. This increase was due primarily to the success of certain pricing programs and increasing sales of the Networkfleet 4200 hardware device which was launched in the second half of 2009. As general economic conditions improve, we expect hardware sales to increase in future periods.

Cost of Revenues

Cost of services includes per-unit monthly charges from various wireless, mapping, and roadside assistance providers, the salaries and related benefits for employees who support the call centers and manage the data centers and depreciation of the software and equipment which support the provision of services. Cost of hardware sold consists primarily of the cost of direct materials required to produce Networkfleet’s telematics device, the cost of shipping and installing devices and the amortization of certain intangibles acquired in connection with the acquisition of Networkfleet. The following table sets forth information related to cost of revenues for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Cost of services	$5,855	$1,646
Cost of hardware sold	2,491	2,194

Total cost of revenues	$8,346	$3,840

Cost of revenues increased to approximately $8.3 million for the three months ended June 30, 2010 from $3.8 million for the three months ended June 30, 2009, an increase of $4.5 million or 117%. Cost of services for the three months ended June 30, 2010 consisted of approximately $3.4 million of costs related to the provision of the mbrace service to owners and lessees of Mercedes-Benz vehicles, approximately $1.8 million of costs related to the provision of Networkfleet’s service offerings and approximately $0.7 million related to the anticipated shortfall below a contractual minimum payment. The cost of services related to the provision of mbrace services, which was launched in November 2009, is incurred without the benefit of substantial related revenues because an introductory trial of six months is offered to the purchasers or lessees of new Mercedes-Benz vehicles. Cost of services related to the provision of Networkfleet’s service offerings increased approximately $0.1 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to the increased number of active units on the network. Networkfleet’s cost of revenues as a percentage of total revenues was approximately 46% in each of the three months ended June 30, 2010 and June 30, 2009. We expect Networkfleet’s cost of revenues as a percentage of total revenue to decrease as the proportion of service revenues, which earn higher gross margins than hardware revenues, increases as further units are added to Networkfleet’s network.

Research and Development Expense

Research and development expense consists primarily of salaries and related benefits for employees and fees paid to third parties associated with engineering and product development activities, depreciation of property and equipment used in engineering and product development efforts and amortization of certain intangible assets acquired in connection with the acquisition of Networkfleet. Research and development expense for the three months ended June 30, 2010 decreased to $2.6 million from $9.4 million for the three months ended June 30, 2009, a decrease of $6.8 million or 72%. This decrease was due to an approximately $6.8 million decrease in amounts paid to third parties related to development activities that were completed in the second half of 2009 and an approximately $0.5 million decrease in depreciation expense due to the impairment or disposal of certain assets used in development efforts that occurred subsequent to June 30, 2009, partially offset by a $0.4 million increase in labor costs as we dedicated additional internal resources to the further development and testing of our telematics system, including the development of our in-Drive products and services.

Sales and Marketing Expense

Sales and marketing expense consists primarily of (i) salaries, commissions and related benefits for employees engaged in maintaining and augmenting our automaker relationships, Networkfleet’s sales initiatives and other marketing activities, (ii) certain amounts paid to Mercedes-Benz and its dealers, (iii) the costs associated with direct marketing campaigns, (iv) trade shows and other forms of advertising, (v) depreciation of software applications used in marketing activities and (vi) the amortization of certain intangible assets acquired in connection with the acquisition of Networkfleet. Sales and marketing expense for the three months ended June 30, 2010 increased to $5.5 million from $2.7 million for the three months ended June 30, 2009, an increase of $2.8 million or 104%. This increase related primarily to a $2.3 million increase in marketing costs incurred relating to our mbrace service offering, which was launched in November 2009, including certain amounts paid to Mercedes-Benz and its dealers and an increase of $0.4 million in depreciation expense.

General and Administrative Expense

General and administrative expense consists primarily of facilities costs, finance, accounting, legal, information technology, human resources and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expenses for the three months ended June 30, 2010 increased to $9.7 million from $9.3 million for the three months ended June 30, 2009, an increase of $0.4 million or 4%. This increase was due primarily to a $0.9 million increase in compensation and benefits as we increased our operational support staff following the launch of the mbrace service offering in November 2009 and an approximately $0.3 million increase in depreciation and amortization expense related to the systems and software which were deployed during the second half of 2009 to support our billing and other administrative functions, partially offset by a decrease of $0.8 million of expenses which were incurred during the three months ended June 30, 2009 related to the implementation of the systems and software which support our billing and other administrative functions.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2010 increased to $5.5 million from $2.6 million for the three months ended June 30, 2009, an increase of $2.9 million. Interest expense, net for the three months ended June 30, 2010 consisted of $3.5 million of accrued interest, discount amortization and debt issuance cost amortization related to senior secured term indebtedness, $0.7 million of accrued interest, discount amortization and debt issuance cost amortization related to our second lien term indebtedness, $1.0 million of accrued interest and discount amortization related to the senior subordinated unsecured term promissory notes, $0.2 million of accrued interest related to our senior unsecured promissory note and $0.1 million of accrued interest related to capital leases and vendor financing. Interest expense, net for the three months ended June 30, 2009 consisted of $3.2 million of accrued interest, discount amortization and debt issuance cost amortization related to senior secured term indebtedness, $0.8 million of interest and discount amortization related to the senior subordinated unsecured term promissory notes and $0.2 million of interest on capital lease obligations and vendor financing partially offset by approximately $1.6 million of interest that was capitalized.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenues

The following table sets forth information related to revenue for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Services	$12,524	$10,905
Hardware	5,070	4,950

Total revenues	$17,594	$15,855

Total revenues for the six months ended June 30, 2010 increased to approximately $17.6 million, an 11% increase from the approximately $15.9 million of revenues in the six months ended June 30, 2009. The primary driver of the increase was service revenues, which increased by 15% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Hardware unit sales increased by approximately $0.1 million due to an increase in units sold to approximately 15,500 units in the six months ended June 30, 2010 compared to approximately 15,000 units in the six months ended June 30, 2009. As general economic conditions improve, we expect hardware sales to increase in future periods.

Cost of Revenues

The following table sets forth information related to costs of revenue for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Cost of services	$11,648	$3,269
Cost of hardware	4,413	3,968

Total cost of revenues	$16,061	$7,237

Cost of revenues increased to approximately $16.1 million for the six months ended June 30, 2010 from $7.2 million for the six months ended June 30, 2009. Cost of services for the six months ended June 30, 2010 consisted of approximately $6.8 million of costs related to the provision of the mbrace service to owners and lessees of Mercedes-Benz vehicles, approximately $3.5 million of costs related to the provision of Networkfleet’s service offerings and approximately $1.3 million related to the anticipated shortfall below a contractual minimum payment. The cost of services related to the provision of mbrace services, which was launched in November 2009, is incurred without the benefit of substantial related revenues because an introductory trial of six months is offered to the purchasers or lessees of new Mercedes-Benz vehicles. Cost of services related to the provision of Networkfleet’s service offerings increased approximately $0.3 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to the increased number of active units on the network. Networkfleet’s cost of revenues as a percentage of total revenues was approximately 46% in each of the six months ended June 30, 2010 and 2009. We expect Networkfleet’s cost of revenues as a percentage of total revenue to decrease as the proportion of service revenues, which earn higher gross margins than hardware revenues, increases as further units are added to Networkfleet’s network.

Research and Development Expense

Research and development expense for the six months ended June 30, 2010 decreased to $5.4 million from $18.5 million for the six months ended June 30, 2009, a decrease of $13.1 million or 70%. This decrease was due to an approximately $13.4 million decrease in amounts paid to third parties related to development activities that were completed in the second half of 2009 and an approximately $0.7 million decrease in depreciation expense due to the impairment or disposal of certain assets used in the development effort that occurred subsequent to June 30, 2009, partially offset by a $0.9 million increase in labor costs as we dedicated additional internal resources to the further development and testing of our telematics system, including the development of our in-Drive products and services.

Sales and Marketing Expense

Sales and marketing expense for the six months ended June 30, 2010 increased to $11.2 million from $5.1 million for the six months ended June 30, 2009, an increase of $6.2 million or 122%. This increase related primarily to a $4.9 million increase in marketing costs incurred relating to our mbrace service offering, which was launched in November 2009, including certain amounts paid to Mercedes-Benz and its dealers; an increase of $0.9 million in depreciation expense; and an increase of approximately $0.5 million in salaries and related benefits as the number of employees dedicated to sales and marketing activities grew in the six months ended June 30, 2010 as we continued to develop our relationship with Mercedes-Benz and its dealers and pursued relationships with other automakers.

General and Administrative Expense

General and administrative expenses for the six months ended June 30, 2010 increased to $19.1 million from $17.0 million for the six months ended June 30, 2009, an increase of $2.1 million or 13%. This increase was due primarily to a $2.4 million increase in compensation and benefits as we increased our operational support staff following the launch of the mbrace service offering in November 2009, a related $0.3 million increase in administrative costs related to such additional personnel, an approximately $1.1 million increase in depreciation and amortization expense related to the systems and software which were deployed during the second half of 2009 to support our billing and other administrative functions, partially offset by a decrease in professional fees of $1.7 million primarily due to Merger related costs recorded in the six months ended June 30, 2009.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2010 increased to $10.7 million from $6.1 million for the six months ended June 30, 2009, an increase of $4.6 million. Interest expense, net for the six months ended June 30, 2010 consisted of $7.0 million of accrued interest, discount amortization and debt issuance cost amortization related to senior secured term indebtedness, $1.3 million of accrued interest, discount amortization and debt issuance cost amortization related to our second lien indebtedness, $1.8 million of accrued interest and discount amortization related to the senior subordinated unsecured term promissory notes, $0.4 million of accrued interest related to our senior unsecured promissory note and $0.3 million of accrued interest related to capital leases and vendor financing, partially offset by $0.1 million of interest that was capitalized. Interest expense, net for the six months ended June 30, 2009 consisted of $6.2 million of accrued interest, discount amortization and debt issuance cost amortization related to the senior secured term indebtedness, $1.6 million of interest and discount amortization related to the senior subordinated unsecured term promissory notes, $0.6 million of accretion of Series A Preferred Stock and $0.4 million of interest on capital lease obligations and vendor financing partially offset by approximately $2.6 million of interest that was capitalized and $0.1 million of interest income.

Liquidity and Capital Resources

As of June 30, 2010, we had cash, cash equivalents and short-term investments of approximately $31.0 million and an accumulated deficit of $402.4 million. Of the cash, cash equivalents and short-term investments, approximately $10.0 million is held by our Lifecomm subsidiary for use in that business. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2009 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We cannot assure you that our net losses and negative cash flow will not surpass our expectations, and thus, we may be required to raise additional capital or reduce our operating expenditures in the future. Additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our existing credit facilities, or we will need to obtain waivers from the lenders. Our credit facilities contain covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in obtaining additional financing, if needed, or that we will be able to reduce our operating expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

For the six months ended June 30, 2010, cash used in operating activities was approximately $16.1 million, consisting primarily of a net loss of $45.0 million partially offset by $12.7 million of net changes in operating assets and liabilities, $6.9 million of depreciation and amortization, $4.7 million of interest accrued on long-term indebtedness that was paid in-kind with such accrued interest being added to the outstanding principal balance of the debt, $3.0 million of discount and debt issuance cost amortization and $1.3 million of share-based compensation expense. For the six months ended June 30, 2009, cash used in operating activities was approximately $18.5 million, consisting primarily of a net loss of $100.3 million, partially offset by a $62.3 million change in the market value of derivative instruments, $8.4 million of net changes in operating assets and liabilities, $3.5 million of interest accrued on long-term debt that will be paid in-kind with such accrued interest being added to the outstanding principal balance of the long-term debt, $4.5 million of depreciation and amortization, $2.2 million of amortization of debt issuance costs and other discounts on the long-term debt, $0.5 million of non-cash interest expense related to the Series A Preferred Stock and $0.4 million of share-based compensation expense.

Investing Activities

For the six months ended June 30, 2010, cash used in investing activities was approximately $8.7 million, consisting primarily of $6.8 million used to purchase short-term investments, $1.9 million of capitalized software costs related to Networkfleet’s operations, $0.5 million of capital expenditures related primarily to infrastructure necessary for our operations, an increase in restricted cash of $0.2 million and $0.1 million of capital expenditures related to Networkfleet’s operations, partially offset by $0.5 million of proceeds received from the disposal of certain available-for-sale assets and $0.3 million from the maturities of short-term investments. For the six months ended June 30, 2009, cash used in investing activities was approximately $12.5 million, consisting primarily of $9.3 million of capital expenditures related to our factory-installed telematics initiative, $8.1 million of capitalized software costs, $0.2 million deposited into a restricted cash account to collateralize letters of credit and $0.2 million of capital expenditures related to Networkfleet’s operations, partially offset by the release of $5.3 million of restricted cash that was previously held for the benefit of the lenders of the senior secured term indebtedness.

Financing Activities

For the six months ended June 30, 2010, cash provided by financing activities was approximately $21.0 million, consisting of $14.9 million of net proceeds in connection with the issuance of common stock and $10.0 million of cash proceeds from the sale of non-controlling interests in Lifecomm, partially offset by $2.7 million of payments on capital lease obligations and $1.2 million of payments on long-term debt. For the six months ended June 30, 2009, cash provided by financing activities was approximately $57.1 million, consisting of the $97.2 million of net cash provided by the Merger and the $37.0 million of cash proceeds from the issuance and sale of Series B Preferred Stock, partially offset by $74.4 million paid to repurchase common shares in connection with the closing of the Merger, $1.8 million in fees and expenses paid in connection with the issuance of the Series B Preferred Stock and $1.1 million of payments on capital lease obligations.

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

Recent Accounting Pronouncements

See Item 1 of Part I of this Quarterly Report on Form 10-Q, “Financial Statements – Note 5 – Recent Accounting Pronouncements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2010, we had approximately $31.9 million of cash, cash equivalents, short-term investments and restricted cash. This cash, cash equivalents, short-term investments and restricted cash is subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

We may suffer from fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. As of June 30, 2010, we had outstanding debt with an aggregate face amount, including interest which has been paid in kind, of approximately $120.4 million, which included variable rate borrowings of approximately $76.9 million. As of June 30, 2010, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense by approximately $0.8 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Senior Vice President Finance and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Senior Vice President Finance and Treasurer, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On May 7, 2009, Networkfleet was served with a complaint in a patent infringement case titled Innovative Global Systems LLC vs. Turnpike Global Technologies L.L.C. et al. that was filed in the Eastern District of Texas. The case sought damages from Networkfleet and five other defendants for allegedly infringing on five patents held by the plaintiffs. On May 7, 2010, the parties executed an agreement to settle the matter. The resolution of this case will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In evaluating our common stock, you should carefully consider, in connection with other information in this report, the risks described in Item1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our operations and business. If we do not successfully address any of these risks, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common stock may decline. We cannot assure you that we will successfully address these risks.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2010, we sold 5,130,500 shares of our common stock for gross proceeds of $15.4 million (net proceeds of $14.9 million) in a private placement to a group of institutional investors. In connection with this sale, we entered into a registration rights agreement with the investors requiring that, among other things, we register the resale of the shares. If we do not meet certain deadlines with respect to making a registration statement covering such resale effective by November 9, 2010, then cash penalties of 1% of the purchase price per month for up to twelve months may apply.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number		Description

10.1	–	Limited Liability Company Agreement of Lifecomm LLC (confidential treatment will be requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and will be filed separately with the Securities and Exchange Commission)

31.1	–	Certification of Jeffrey A. Leddy, Chief Executive Officer of HUGHES Telematics, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of Craig J. Kaufmann, Senior Vice President Finance and Treasurer of HUGHES Telematics, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of Jeffrey A. Leddy, Chief Executive Officer of HUGHES Telematics, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of Craig J. Kaufmann, Senior Vice President Finance and Treasurer of HUGHES Telematics, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2010	By:	/s/ JEFFREY A. LEDDY
Jeffrey A. Leddy
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2010	By:	/s/ CRAIG J. KAUFMANN
Craig J. Kaufmann
Senior Vice President Finance and Treasurer
(Principal Financial and Accounting Officer)