Form 10-Q
period 2010-09-30
HUGHES Telematics, Inc.
filed 2010-11-08
CIK 1410240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-33860

HUGHES Telematics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0443717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2002 Summit Boulevard, Suite 1800 Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)

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

As of November 8, 2010, 92,627,237 shares of the registrant’s common stock were outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

HUGHES TELEMATICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$17,347	$28,368
Short-term investments	5,428	—
Accounts receivable, net	9,812	4,118
Inventories, net	117	1,390
Prepaid expenses	975	1,556
Other current assets	2,439	2,119

Total current assets	36,118	37,551
Restricted cash	856	650
Property and equipment, net	25,509	30,128
Capitalized software, net	18,639	18,355
Intangible assets, net	13,445	13,005
Goodwill	5,169	5,169
Debt issuance costs	4,241	5,254
Other assets	7,468	7,969

Total assets	$111,445	$118,081

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,348	$7,521
Accrued liabilities	15,911	7,943
Deferred revenue	6,583	98
Current portion of capital lease obligations	1,825	3,125
Current portion of long-term debt	2,250	8,316
Other current liabilities	2,294	568

Total current liabilities	34,211	27,571
Long-term debt	104,689	91,140
Capital lease obligations	166	1,599
Long-term deferred revenue	12,781	47
Other liabilities	1,737	3,100

Total liabilities	153,584	123,457

Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.0001 par value. Authorized 10,000,000 shares, no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value. Authorized 155,000,000 shares; issued and outstanding 92,627,237 shares at September 30, 2010 and 87,087,624 shares at December 31, 2009	9	9
Additional paid-in capital	369,281	352,159
Accumulated deficit	(424,245)	(357,544)

Total HUGHES Telematics, Inc. stockholders’ deficit	(54,955)	(5,376)
Non-controlling interests in consolidated subsidiary	12,816	—

Total stockholders’ deficit	(42,139)	(5,376)

Total liabilities and stockholders’ deficit	$111,445	$118,081

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES TELEMATICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Services	$8,215	$5,845	$20,739	$16,750
Hardware	2,559	2,868	7,629	7,818

Total revenues	10,774	8,713	28,368	24,568

Costs and expenses:
Cost of services	6,427	1,755	18,075	5,023
Cost of hardware sold	2,210	2,136	6,623	6,104
Research and development	3,357	8,089	8,806	26,551
Sales and marketing	5,977	2,766	17,202	7,825
General and administrative	9,594	11,159	28,691	28,121
Impairment charges	—	20,762	—	20,762

Total costs and expenses	27,565	46,667	79,397	94,386

Loss from operations	(16,791)	(37,954)	(51,029)	(69,818)
Interest income	32	51	119	104
Interest expense	(5,573)	(3,195)	(16,380)	(9,385)
Change in fair value of derivative instruments	—	—	—	(62,316)
Other (expense) income	(16)	—	(23)	—

Loss before income taxes	(22,348)	(41,098)	(67,313)	(141,415)
Income tax expense	8	12	20	12

Net loss	(22,356)	(41,110)	(67,333)	(141,427)
Net loss attributable to non-controlling interests	497	—	632	—

Net loss attributable to HUGHES Telematics, Inc.	(21,859)	(41,110)	(66,701)	(141,427)
Deemed dividend on and accretion of convertible preferred stock	—	—	—	(56,619)

Net loss attributable to common stockholders	$(21,859)	$(41,110)	$(66,701)	$(198,046)

Basic and diluted loss per common share	$(0.66)	$(1.71)	$(2.23)	$(11.19)

Basic and diluted weighted average common shares outstanding	33,191,993	24,042,090	29,949,581	17,692,728

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES TELEMATICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(67,333)	$(141,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,274	7,486
Change in fair value of derivative instruments	—	62,316
Non-cash impairment charges	—	19,097
Interest expense on long-term debt and capital leases	5,954	5,522
Interest expense on Series A Redeemable Preferred Stock	—	496
Amortization of debt issuance costs and discounts on long-term debt	4,608	3,362
Share-based compensation expense	2,126	975
Contribution of non-cash services to Lifecomm LLC	448	—
Loss on sale of property and equipment	72	—
Changes in assets and liabilities:
Accounts receivable, net	(5,694)	1,751
Inventories, net	1,274	180
Prepaid expenses and other assets	859	(7,127)
Accounts payable and accrued and other liabilities	6,004	12,478
Deferred revenue	19,219	(264)

Net cash used in operating activities	(22,189)	(35,155)

Cash flows from investing activities:
Purchases of property and equipment	(983)	(11,231)
Proceeds from sale of property and equipment	495	—
Increase in capitalized software	(2,679)	(10,241)
Purchases of short-term investments	(7,273)	—
Maturity of short-term investments	1,845	—
(Increase) Decrease in restricted cash	(206)	8,633

Net cash used in investing activities	(8,801)	(12,839)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of costs	14,884	—
Proceeds from sale of non-controlling interest in consolidated subsidiary	10,000	—
Proceeds from merger with Polaris Acquisition Corp.	—	97,242
Proceeds from the issuance of Series B Convertible Preferred Stock, net of costs	—	35,220
Repayment of capital lease obligations	(3,231)	(5,961)
Repayment of long-term debt	(1,684)	—
Repurchase of common stock	—	(74,356)
Payment of fees related to warrant exchange	—	(200)
Proceeds from the exercise of warrants	—	54

Net cash provided by financing activities	19,969	51,999

Net (decrease) increase in cash and cash equivalents	(11,021)	4,005
Cash and cash equivalents, beginning of period	28,368	17,837

Cash and cash equivalents, end of period	$17,347	$21,842

Supplemental noncash disclosure:
Property and equipment acquired by capital lease obligations	$277	$6,302
Issuance of Series B Convertible Preferred Stock in exchange for a trade payable	$—	$13,000
Issuance of common stock in connection with the exercise of warrants using shares of Series A Redeemable Preferred Stock	$—	$207,218
Issuance of common stock in exchange for Series A Redeemable Preferred Stock	$—	$20,000
Issuance of common stock in exchange for Series B Convertible Preferred Stock	$—	$109,750

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES TELEMATICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Non- Controlling Interests in Consolidated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balance, December 31, 2009	87,087,624	$9	$352,159	$(357,544)	$—	$(5,376)
Issuance of common stock in connection with private placement, net of costs	5,130,500	—	14,996	—	—	14,996
Share-based compensation expense	409,113	—	2,126	—	—	2,126
Contributions in connection with the formation of Lifecomm LLC	—	—	—	—	13,000	13,000
Contribution of non-cash services to Lifecomm LLC	—	—	—	—	448	448
Net loss	—	—	—	(66,701)	(632)	(67,333)

Balance, September 30, 2010	92,627,237	$9	$369,281	$(424,245)	$12,816	$(42,139)

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Description of Business

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

On May 12, 2010, we entered into a limited liability company agreement (the “LLC Agreement”) with QUALCOMM Incorporated (“Qualcomm”), a leader in developing and delivering innovative digital wireless communications products and services, and American Medical Alert Corp. (“AMAC”), a healthcare communications company dedicated to the provision of support services to the healthcare community, forming Lifecomm LLC (“Lifecomm”). Lifecomm intends to design, develop, finance and operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device that is able to communicate information to and support voice interactions between the subscriber and an emergency assistance call center for purposes of dispatching first responders to the subscriber’s location. Lifecomm expects to launch its service offerings in the fourth quarter of 2011.

(2)	Basis of Presentation

We have prepared the accompanying consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include our accounts and the accounts of our wholly-owned subsidiary, Networkfleet, and our majority-owned subsidiary, Lifecomm, following the formation of Lifecomm. The accompanying consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 and the related notes thereto which have been included in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010. The results of the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current presentation.

During the nine months ended September 30, 2010 and the years ended December 31, 2009, 2008 and 2007, we incurred a net loss of approximately $66.7 million, $163.7 million, $57.5 million and $32.3 million, respectively, and used cash in operations of approximately $22.2 million, $47.2 million, $39.1 million and $23.6 million, respectively. As of September 30, 2010, we had unrestricted cash, cash equivalents and short-term investments of approximately $22.8 million and an accumulated deficit of approximately $424.2 million. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2009 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We cannot provide assurance that our net losses and negative cash flow will not surpass our expectations, and thus, we may be required to raise additional capital in the future or to reduce our operating expenditures. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our existing credit facilities, or we will need to obtain waivers from the lenders. Our credit facilities contain covenants that restrict our ability to incur debt and require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in obtaining additional financing, if needed, or that we will be able to reduce our operating expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On May 12, 2010, we entered into the LLC Agreement with Qualcomm and AMAC forming Lifecomm. Under the terms of the LLC Agreement, each of the parties provided cash and/or immediate and future in-kind contributions to Lifecomm. Specifically, in exchange for approximately 54% of the membership interests of Lifecomm, we entered into (i) an Infrastructure Access Agreement with Lifecomm pursuant to which we will provide access to our telematics platform and infrastructure which will enable Lifecomm to provide service to its customers and (ii) a Services Agreement with Lifecomm pursuant to which we will provide, over no more than six years, $10.9 million of in-kind selling, general and administrative services (based on agreed upon billing rates set forth in the Services Agreement) to support the venture. In addition, we agreed to enter into a Telematics Services Agreement that will include, among other things, a per-user per-month fee for wireless connectivity, billing, portal access and other associated services. In exchange for approximately 36% of the membership interests, Qualcomm (i) provided $6.0 million of cash, (ii) entered into a Know-How License Agreement pursuant to which Lifecomm licensed certain “know-how” previously developed by Qualcomm and also provided Lifecomm access to the Lifecomm name and (iii) a Services Agreement with Lifecomm pursuant to which Qualcomm will contribute a portion of the value of certain future engineering and project management services, up to an aggregate value of $5.0 million. In exchange for approximately 10% of the membership interests, AMAC (i) provided $4.0 million of cash and (ii) entered into a Value Added Reseller Agreement pursuant to which AMAC will be a preferred distributor of Lifecomm’s products and services. In addition, pursuant to the LLC Agreement, each member has agreed to fund its pro rata share of a $2.0 million stand-by equity commitment for Lifecomm’s benefit. Assuming Lifecomm draws the entire commitment, we will be required to provide approximately $1.1 million of cash. During the three and nine months ended September 30, 2010, we provided approximately $0.3 million and $0.5 million, respectively, of in-kind services to Lifecomm.

Each of the initial members have preemptive rights with respect to future issuances of securities by Lifecomm, as well as rights of first offer, drag-along and tag-along rights on transfers of securities by the other members. In addition, for a two year period beginning on May 12, 2014, any member (or group of members) holding at least 25% of the membership interests in Lifecomm will have the right to demand either an auction for the sale of Lifecomm or an initial public offering of Lifecomm. Should Lifecomm fail to achieve either of these liquidity events within 180 days of the demand, then to the extent at such time we hold at least 50% of the outstanding membership interests of Lifecomm and our common stock is publicly traded, each other member will be entitled on a one-time basis to exchange all of its membership interests in Lifecomm for shares of our common stock with equivalent fair market value. While we determined that such right to exchange is a freestanding derivative instrument, as the fair market value of our common stock to be issued in the exchange will be equal to the fair market value of the membership interests of Lifecomm received, the value of the derivative instrument is not material as of September 30, 2010.

In accordance with the applicable accounting guidance governing consolidation, we have determined that Lifecomm is a variable interest entity (“VIE”) for which we are the primary beneficiary. Accordingly, we have included Lifecomm’s financial position, results of operations and cash flows in our consolidated financial statements as of September 30, 2010 and for the three months ended September 30, 2010 and such period following the formation of Lifecomm during the nine months ended September 30, 2010. As of September 30, 2010, Lifecomm’s assets consisted of approximately $5.7 million of cash and cash equivalents, approximately $4.2 million of short-term investments that are held-to-maturity and $3.0 million of intangible assets, and its liabilities consisted of approximately $0.4 million of accounts payable.

(5)	Recent Accounting Pronouncements

Recently Adopted Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a VIE and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs and became effective for us on January 1, 2010. As we have determined that Lifecomm is a VIE for which we are the primary beneficiary, we have included Lifecomm’s financial position, results of operations and cash flows in our consolidated financial statements as of September 30, 2010 and for the three months ended September 30, 2010 and such period following the formation of Lifecomm during the nine months ended September 30, 2010.

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

(6)	Long-Term Debt

The components of long-term debt were as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Senior secured term indebtedness	$69,571	$65,181
Second lien secured term indebtedness	11,561	9,608
Senior unsecured promissory note	6,632	8,316
Senior subordinated unsecured promissory notes	19,175	16,351

Total indebtedness	106,939	99,456
Less current portion	(2,250)	(8,316)

Total long-term debt, net of current portion	$104,689	$91,140

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

As of each issuance date, we ascribed value to the senior secured term indebtedness and the related warrants based on their relative fair values. As such, an aggregate of $46.9 million was allocated to the senior secured term indebtedness and an aggregate of $12.1 million was allocated to the warrants. The resulting discount from the face value of the senior secured term indebtedness resulting from the ascribed value to the warrants is being amortized as additional interest expense over the term of the senior secured term indebtedness using the effective interest rate method. As of September 30, 2010, the fair value of the senior secured indebtedness approximated carrying value.

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

We ascribed value to the indebtedness issued in connection with the Second Lien Credit Agreement and the related warrants based on their relative fair values. As such, approximately $9.6 million of the proceeds was allocated to the indebtedness and the remaining approximately $5.4 million was allocated to the warrants. The resulting discount from the face value of the indebtedness resulting from the ascribed value to the warrants will be amortized as additional interest expense over the term of the indebtedness using the effective interest rate method. As of September 30, 2010, the fair value of the indebtedness approximated carrying value.

Senior Unsecured Promissory Note

On December 18, 2009, we issued to Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HUGHES Communications, Inc. (“HCI”), a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on the equipment financing arrangement owed to HNS. The promissory note accrues interest at a rate of 12.00% per annum, compounded annually, and was due and payable on December 31, 2010. Pursuant to the terms of the promissory note, we were required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and Second Lien Credit Agreement and certain other limitations, to the extent we sell any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we are required to make payments on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs). As of September 30, 2010, we had repaid principal of approximately $1.7 million on the senior unsecured promissory note, including scheduled payments and proceeds from the sale of the capital equipment.

On November 5, 2010, we and HNS agreed to amend the promissory note to (i) extend the maturity date to December 31, 2011, (ii) revise the schedule of principal payments and (iii) provide that the approximately $1.0 million of accrued and unpaid interest shall be paid on December 31, 2010 with all future accrued interest on the promissory note paid quarterly in arrears. Pursuant to the terms of the amended promissory note, we are required to make scheduled principal payments of $0.5 million on each of October 15, 2010, December 31, 2010 and April 15, 2011, approximately $0.8 million on July 15, 2011 and $1.5 million on October 15, 2011. In connection with the amendment to the promissory note, we agreed to issue 50,000 shares of common stock to HNS as an amendment fee.

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

At the time of issuance of each promissory note, we determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein is not necessarily indicative of the amount that we or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. As of September 30, 2010, the fair value of the senior subordinated unsecured promissory notes approximated carrying value.

(7)	Capital Lease Obligations

We lease certain assets under capital lease arrangements expiring at various times through 2014. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 8.7% to 15.3% (weighted average is 12.2%).

Minimum future lease payments under the capital leases are:

	September 30, 2010	December 31, 2009
	(in thousands)
Total future minimum lease payments	$2,170	$5,090
Less: Amounts attributable to interest	(179)	(366)

Net minimum lease payments	1,991	4,724
Current portion	(1,825)	(3,125)

Long-term portion	$166	$1,599

(8)	Stockholders’ Equity

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

In accordance with the applicable accounting guidance governing share-based payments, we record compensation expense for all share-based awards issued. For the three months ended September 30, 2010 and 2009, we recorded approximately $0.8 million and $0.5 million of compensation expense, respectively, related to share-based grants. For the nine months ended September 30, 2010 and 2009, we recorded approximately $2.1 million and $1.0 million of compensation expense, respectively, related to share-based grants. Such compensation expense is included in research and development, sales and marketing and general and administrative expense in the accompanying consolidated statements of operations.

Stock Options

The following table reflects stock option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,520,629	$3.33
Granted	462,000	$2.81
Forfeited	(177,672)	$2.13

Outstanding at September 30, 2010	3,804,957	$3.33	$—

Exercisable at September 30, 2010	319,130		$—

The following table provides information about stock options that are outstanding and exercisable as of September 30, 2010:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)
$1.65	524,241	$1.65	6.6	85,212	$1.65	6.6
$2.05	195,000	$2.05	9.9	—	—	—
$2.47	1,453,230	$2.47	7.2	168,504	$2.47	7.2
$3.15	100,000	$3.15	9.0	20,000	$3.15	9.0
$3.40	260,000	$3.40	9.6	—	—	—
$5.19	1,272,486	$5.19	8.7	45,414	$5.19	8.7

For stock option awards outstanding as of September 30, 2010, we expect to recognize approximately $4.3 million of additional compensation expense over the remaining average service period of approximately 1.7 years.

Restricted Stock

The following table reflects restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	528,000	$4.55
Granted	413,063	$3.40
Vested	(96,000)	$4.01
Forfeited	(3,950)	$3.40

Outstanding at September 30, 2010	841,113	$4.05

For restricted stock awards outstanding as of September 30, 2010, we expect to record approximately $2.6 million of additional compensation expense over the remaining average service period of approximately 1.2 years.

(10)	Loss Per Common Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution from the exercise or conversion of securities into common stock. During all periods presented, we had potential common shares, including shares issuable upon the exercise of outstanding stock options and warrants and shares held in escrow pending satisfaction of a contingency, which could potentially dilute basic loss per common share in the future but have been excluded from the computation of diluted loss per common share as the effect would have been anti-dilutive. For the three and nine months ended September 30, 2010 and 2009, there were 82,887,381 and 82,537,985 potential common shares, respectively, excluded from the computation of diluted loss per share, consisting of shares of common stock (i) issuable upon the exercise of outstanding stock options and warrants, (ii) held in escrow to be released to the Old HTI stockholders upon achievement of the specified price targets and (iii) for the three and nine months ended September 30, 2009, held in escrow until June 30, 2010 to indemnify us for the payment of indemnification claims that may be made as a result of breaches of Old HTI’s covenants, representations and warranties in the Merger Agreement. In addition, for the nine months ended September 30, 2009, we excluded the 7,439,978 shares of common stock, which we repurchased following consummation of the Merger from the calculation of the weighted average number of common shares outstanding during such period.

(11)	Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Our comprehensive loss for each of the three and nine month periods ended September 30, 2010 and 2009 equaled our net loss.

(12)	Related Party Transactions

Apollo Global Management, LLC

Communications LLC, AIF V PLASE and PLASE HT are each affiliated with Apollo. As of September 30, 2010, Apollo, through these entities, owned approximately 62% of our outstanding common stock. HCI, also an affiliate of Apollo, owned an additional approximately 4% of our outstanding common stock. In December 2009, AIF V PLASE transferred its ownership in all of its equity and debt interests of us, including its holding of senior secured term indebtedness, the senior subordinated unsecured promissory note and common stock, to PLASE HT.

As of September 30, 2010, the affiliates of Apollo, not including HNS which is discussed below, collectively held an aggregate face value and accrued interest of $6.3 million of senior secured term indebtedness, $16.1 million of second lien secured term indebtedness and $22.3 million of senior subordinated unsecured promissory notes.

Hughes Network Systems, LLC

For the three months ended September 30, 2010 and 2009, HNS, a wholly-owned subsidiary of HCI and an affiliate of Apollo, provided approximately $0.0 million and $4.0 million of services, respectively, to us. For the nine months ended September 30, 2010 and 2009, HNS provided approximately $0.5 million and $20.3 million of services, respectively, to us. As of September 30, 2010 and December 31, 2009, we had an outstanding balance, not including the promissory note discussed below, of $0 and approximately $0.2 million, respectively, payable to HNS.

In December 2009, we issued to HNS a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on an equipment financing arrangement owed to HNS. The promissory note accrues interest at a rate of 12.00% per annum, compounded annually, and was due and payable on December 31, 2010. Pursuant to the terms of the promissory note, we were required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and Second Lien Credit Agreement and certain other limitations, to the extent we sell any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we are required to make payments on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs). As of September 30, 2010, we had repaid principal of approximately $1.7 million on the senior unsecured promissory note, including scheduled payments and proceeds from the sale of the capital equipment.

On November 5, 2010, we and HNS agreed to amend the promissory note to (i) extend the maturity date to December 31, 2011, (ii) revise the schedule of principal payments and (iii) provide that the approximately $1.0 million of accrued and unpaid interest shall be paid on December 31, 2010 with all future accrued interest on the promissory note paid quarterly in arrears. Pursuant to the terms of the amended promissory note, we are required to make scheduled principal payments of $0.5 million on each of October 15, 2010, December 31, 2010 and April 15, 2011, approximately $0.8 million on July 15, 2011 and $1.5 million on October 15, 2011. In connection with the amendment to the promissory note, we agreed to issue 50,000 shares of common stock to HNS as an amendment fee.

Trivergance Business Resources, LLC

For each of the three months ended September 30, 2010 and 2009, Trivergance Business Resources, LLC (“TBR”), an affiliate of a member of our board of directors, provided approximately $0.4 million and $0.3 million of services to us, respectively. For each of the nine months ended September 30, 2010 and 2009, TBR provided approximately $1.1 million and $1.2 million, respectively, of services to us.

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

The following table presents certain financial information on our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenues:
HUGHES Telematics	$1,616	$—	$1,847	$—
Networkfleet	9,158	8,713	26,521	24,568
Lifecomm	—	—	—	—

Total	$10,774	$8,713	$28,368	$24,568

(Loss) Income from operations:
HUGHES Telematics	$(16,600)	$(38,687)	$(51,771)	$(71,309)
Networkfleet	900	733	2,130	1,491
Lifecomm	(1,091)	—	(1,388)	—

Total	$(16,791)	$(37,954)	$(51,029)	$(69,818)

	September 30, 2010	December 31, 2009
	(in thousands)
Total assets:
HUGHES Telematics	$79,330	$98,627
Networkfleet	19,228	19,454
Lifecomm	12,887	—

Total	$111,445	$118,081

Substantially all of our assets are located within the United States. As of September 30, 2010 and December 31, 2009, we included the approximately $5.2 million of goodwill in the total assets of the Networkfleet segment.

(15)	Subsequent Events

On November 5, 2010, we and HNS agreed to amend the promissory note to (i) extend the maturity date to December 31, 2011, (ii) revise the schedule of principal payments and (iii) provide that the approximately $1.0 million of accrued and unpaid interest shall be paid on December 31, 2010 with all future accrued interest on the promissory note paid quarterly in arrears. Pursuant to the terms of the amended promissory note, we are required to make scheduled principal payments of $0.5 million on each of October 15, 2010, December 31, 2010 and April 15, 2011, approximately $0.8 million on July 15, 2011 and $1.5 million on October 15, 2011. In connection with the amendment to the promissory note, we agreed to issue 50,000 shares of common stock to HNS as an amendment fee.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with GAAP and should each be read together with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Private Securities Litigation Reform Act of 1995 which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “may,” “estimate,” “strive,” “intend,” “will,” “should,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, and uncertainties, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference, except as may be required by securities laws, between our actual results and those reflected in these statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. The terms “HUGHES Telematics,” “we,” “us” and “our” refer to the business, operations and financial results of (i) Old HTI prior to the closing of the Merger and (ii) HUGHES Telematics, Inc. subsequent to the closing of the Merger, as the context requires.

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

On May 12, 2010, we entered into the LLC Agreement with Qualcomm, a leader in developing and delivering innovative digital wireless communications products and services, and AMAC, a healthcare communications company dedicated to the provision of support services to the healthcare community, forming Lifecomm. Lifecomm intends to design, develop, finance and operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device that is able to communicate information to and support voice interactions between the subscriber and an emergency assistance call center for purposes of dispatching first responders to the subscriber’s location. Lifecomm expects to launch its service offerings in the fourth quarter of 2011.

On August 30, 2010, we executed an agreement with an unaffiliated distribution partner to provide our in-Drive telematics services to certain customers of the partner. Pursuant to the agreement, we will configure our telematics platform to support the program and provide our aftermarket hardware device to the partner’s customers to enable the delivery of telematics services to the partner and the partner’s customers. In addition, we will be responsible for, among other things, certain website development to allow the partner’s customers to access program information and maintenance and support of the hardware devices, including warranty.

Pursuant to the agreement and subject to fulfillment of our obligations thereunder, we will receive minimum aggregate payments from the partner of approximately $24.1 million over the next two years for, among other things, the configuration of our telematics platform to support the program, development of the program website, the final testing and deployment of the hardware device, other program launch activities and the procurement by us of an agreed upon minimum number of hardware devices which we will provide to the partner’s customers. We received approximately $5.2 million of such amounts in October 2010 and expect to receive an additional $15.0 million in 2011 and the remaining balance in 2012. In addition, we expect to receive recurring payments from the partner’s customers subject to and in connection with their subscription to the offered telematics services.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenues:
HUGHES Telematics	$1,616	$—	$1,847	$—
Networkfleet	9,158	8,713	26,521	24,568
Lifecomm	—	—	—	—

Total	$10,774	$8,713	$28,368	$24,568

(Loss) Income from operations:
HUGHES Telematics	$(16,600)	$(38,687)	$(51,771)	$(71,309)
Networkfleet	900	733	2,130	1,491
Lifecomm	(1,091)	—	(1,388)	—

Total	$(16,791)	$(37,954)	$(51,029)	$(69,818)

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenues

Hardware revenues consist principally of the sale of Networkfleet’s telematics device. Service revenues reflect the consideration received for monitoring and tracking services, which are recognized as revenue when earned. The following table sets forth information related to revenue for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Services	$8,215	$5,845
Hardware	2,559	2,868

Total revenues	$10,774	$8,713

Total revenues for the three months ended September 30, 2010 increased to approximately $10.8 million, a 23.7% increase from the approximately $8.7 million for the three months ended September 30, 2009. This increase was primarily due to the approximately $1.6 million of service revenues recognized by the HUGHES Telematics segment in the three months ended September 30 2010 compared to no revenues recognized in the three months ended September 30, 2009, and to the increase in Networkfleet’s service revenues, which increased by approximately $0.8 million or 13% in the three months ended September 30 2010 compared to the three months ended September 30, 2009. Units active on Networkfleet’s network increased to approximately 112,000 as of September 30, 2010, a 15% increase from the approximately 97,000 units active as of September 30, 2009. As Networkfleet continues to sell additional hardware devices, service revenues are expected to continue to increase in future periods. In addition, service revenues generated by the HUGHES Telematics segment are expected to significantly increase in future periods as (i) we continue to transition paying subscribers to the Mercedes-Benz service formerly marketed under the Tele Aid brand to the mbrace service offering and (ii) we convert subscribers to the mbrace service from a trial to a paid subscription.

Networkfleet’s hardware unit sales decreased to approximately 7,500 units in the three months ended September 30, 2010, an 11% decrease from the approximately 8,400 units sold in the three months ended September 30, 2009, but was relatively flat at 23,000 units in each of the nine months ended September 30, 2010 and 2009. The decrease in units sold in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was due primarily to the timing of hardware sales to several large customers occurring earlier in 2010 than in 2009.

Cost of Revenues

Cost of services includes per-unit monthly charges from various wireless, mapping, and roadside assistance providers, the salaries and related benefits for employees who support the call centers and manage the data centers and depreciation of the software and equipment which support the provision of services. Cost of hardware sold consists primarily of the cost of direct materials required to produce Networkfleet’s telematics device, the cost of shipping and installing devices, the amortization of certain software development costs and the amortization of certain intangibles acquired in connection with the acquisition of Networkfleet. The following table sets forth information related to cost of revenues for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Cost of services	$6,427	$1,755
Cost of hardware sold	2,210	2,136

Total cost of revenues	$8,637	$3,891

Total cost of revenues increased to approximately $8.6 million for the three months ended September 30, 2010 from $3.9 million for the three months ended September 30, 2009, an increase of $4.7 million or 121.9%. Cost of services for the three months ended September 30, 2010 consisted of approximately $3.7 million of costs related to the provision of the mbrace service to owners and lessees of Mercedes-Benz vehicles, approximately $1.9 million of costs related to the provision of Networkfleet’s service offerings and approximately $0.8 million related to the anticipated shortfall below a contractual minimum payment. Cost of services related to the provision of Networkfleet’s service offerings increased approximately $0.2 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to the increased number of active units on the network. Networkfleet’s cost of hardware increased in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to a higher per-unit cost of manufacturing and additional amortization of software costs partially offset by lower unit sales volume. Networkfleet’s cost of revenues as a percentage of total revenues was approximately 45% in each of the three months ended September 30, 2010 and September 30, 2009.

Research and Development Expense

Research and development expense consists primarily of salaries and related benefits for employees and fees paid to third parties associated with engineering and product development activities, depreciation of property and equipment used in engineering and product development efforts and amortization of certain intangible assets acquired in connection with the acquisition of Networkfleet. Research and development expense for the three months ended September 30, 2010 decreased to $3.4 million from $8.1 million for the three months ended September 30, 2009, a decrease of $4.7 million or 58%. This decrease was due to an approximately $4.2 million decrease in amounts paid to third parties related to development activities that were completed in the second half of 2009 and an approximately $0.6 million decrease in depreciation expense due to the impairment or disposal of certain assets used in development efforts that occurred in the three months ended September 30, 2009, partially offset by a $0.1 million increase in labor costs as we dedicated additional internal resources to the further development and testing of our telematics system, including the development of our in-Drive and Lifecomm products and services.

Sales and Marketing Expense

Sales and marketing expense consists primarily of (i) salaries, commissions and related benefits for employees engaged in sales initiatives and other marketing activities, (ii) certain amounts paid to Mercedes-Benz and its dealers, (iii) the costs associated with direct marketing campaigns, (iv) trade shows and other forms of advertising, (v) depreciation of software applications used in marketing activities and (vi) the amortization of certain intangible assets acquired in connection with the acquisition of Networkfleet. Sales and marketing expense for the three months ended September 30, 2010 increased to $6.0 million from $2.8 million for the three months ended September 30, 2009, an increase of $3.2 million or 116%. This increase related primarily to a $2.6 million increase in marketing costs incurred relating to the mbrace service offering, which was launched in November 2009, including certain amounts paid to Mercedes-Benz and its dealers, and an increase of $0.4 million in depreciation expense.

General and Administrative Expense

General and administrative expense consists primarily of facilities costs, accounting, legal, information technology, human resources and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expenses for the three months ended September 30, 2010 decreased to $9.6 million from $11.2 million for the three months ended September 30, 2009, a decrease of $1.6 million or 14%. This decrease was due primarily to $2.3 million of expenses incurred during the three months ended September 30, 2009 related to the implementation of systems and software which support our billing and other administrative functions and a $0.1 million decrease in depreciation and amortization expenses, partially offset by a $0.8 million increase in employee compensation and benefits as we increased our operational support staff following the launch of the mbrace service offering in November 2009.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2010 increased to $5.5 million from $3.1 million for the three months ended September 30, 2009, an increase of $2.4 million. Interest expense, net for the three months ended September 30, 2010 consisted of $3.6 million of accrued interest, discount amortization and debt issuance cost amortization related to senior secured term indebtedness, $0.7 million of accrued interest, discount amortization and debt issuance cost amortization related to our second lien term indebtedness, $1.0 million of accrued interest and discount amortization related to the senior subordinated unsecured term promissory notes, $0.2 million of accrued interest related to our senior unsecured promissory note and $0.1 million of accrued interest related to capital leases and vendor financing, partially offset by $0.1 million of interest income. Interest expense, net for the three months ended September 30, 2009 consisted of $3.3 million of accrued interest, discount amortization and debt issuance cost amortization related to senior secured term indebtedness, $0.8 million of interest and discount amortization related to the senior subordinated unsecured term promissory notes and $0.3 million of interest on capital lease obligations and vendor financing, partially offset by approximately $1.3 million of interest that was capitalized.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues

The following table sets forth information related to revenue for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Services	$20,739	$16,750
Hardware	7,629	7,818

Total revenues	$28,368	$24,568

Total revenues for the nine months ended September 30, 2010 increased to approximately $28.4 million, a 15% increase from the approximately $24.6 million of revenues in the nine months ended September 30, 2009. This increase was primarily due to the increase in Networkfleet’s service revenues, which increased by approximately $2.1 million or 13% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, and to the approximately $1.8 million of service revenues recognized by the HUGHES Telematics segment in the nine months ended September 30, 2010 compared to no revenues recognized in the nine months ended September 30, 2009. Units active on Networkfleet’s network increased to approximately 112,000 as of September 30, 2010, a 15% increase from the approximately 97,000 units active as of September 30, 2009.

Hardware revenues decreased by approximately $0.2 million due to a nominal decrease in the number of units sold and a nominal decrease in the average revenue per unit sold in the nine months ended September 30, 2010 compared the nine months ended September 30, 2009. There were approximately 23,000 units sold in each of the nine month periods ended September 30, 2010 and 2009.

Cost of Revenues

The following table sets forth information related to costs of revenue for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Cost of services	$18,075	$5,023
Cost of hardware	6,623	6,104

Total cost of revenues	$24,698	$11,127

Total cost of revenues increased to approximately $24.7 million for the nine months ended September 30, 2010 from $11.1 million for the nine months ended September 30, 2009. Cost of services for the nine months ended September 30, 2010 consisted of approximately $10.5 million of costs related to the provision of the mbrace service to owners and lessees of Mercedes-Benz vehicles, approximately $5.5 million of costs related to the provision of Networkfleet’s service offerings and approximately $2.1 million related to the anticipated shortfall below a contractual minimum payment. Cost of services related to the provision of Networkfleet’s service offerings increased approximately $0.5 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to the increased number of active units on the network. Networkfleet’s cost of revenues as a percentage of total revenues was approximately 46% in the nine months ended September 30, 2010 and 45% in the nine months ended September 30, 2009.

Research and Development Expense

Research and development expense for the nine months ended September 30, 2010 decreased to $8.8 million from $26.6 million for the nine months ended September 30, 2009, a decrease of $17.8 million or 67%. This decrease was due to an approximately $17.4 million decrease in amounts paid to third parties related to development activities that were completed in the second half of 2009 and an approximately $1.2 million decrease in depreciation expense due to the impairment or disposal of certain assets used in the development effort that in the nine months ended September 30, 2009, partially offset by a $0.9 million increase in labor costs as we dedicated additional internal resources to the further development and testing of our telematics system, including the development of our in-Drive and Lifecomm products and services.

Sales and Marketing Expense

Sales and marketing expense for the nine months ended September 30, 2010 increased to $17.2 million from $7.8 million for the nine months ended September 30, 2009, an increase of $9.4 million or 120%. This increase related primarily to a $7.5 million increase in marketing costs incurred relating to our mbrace service offering, which was launched in November 2009, including certain amounts paid to Mercedes-Benz and its dealers; an increase of $1.3 million in depreciation expense; and an increase of approximately $0.5 million in salaries and related benefits as the number of employees dedicated to sales and marketing activities grew in the nine months ended September 30, 2010 as we continued to develop our relationship with Mercedes-Benz and its dealers and pursued relationships with other customers.

General and Administrative Expense

General and administrative expenses for the nine months ended September 30, 2010 increased to $28.7 million from $28.1 million for the nine months ended September 30, 2009, an increase of $0.6 million or 2%. This increase was due primarily to a $3.3 million increase in salaries and related benefits as we increased our operational support staff following the launch of the mbrace service offering in November 2009, a $1.0 million increase in depreciation and amortization expense related to the systems and software which were deployed during the second half of 2009 to support our billing and other administrative functions, partially offset by $1.9 million in consulting costs related to the implementation and setup of our customer call centers prior to operations and the implementation of systems and software which support our billing and other administrative functions which were incurred in the nine months ended September 30, 2009 and a $1.8 million decrease in professional fees due to Merger-related costs which were incurred in the nine months ended September 30, 2009.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2010 increased to $16.3 million from $9.3 million for the nine months ended September 30, 2009, an increase of $7.0 million. Interest expense, net for the nine months ended September 30, 2010 consisted of $10.6 million of accrued interest, discount amortization and debt issuance cost amortization related to the senior secured term indebtedness, $2.0 million of accrued interest, discount amortization and debt issuance cost amortization related to the second lien indebtedness, $2.8 million of accrued interest and discount amortization related to the senior subordinated unsecured term promissory notes, $0.7 million of accrued interest related to the senior unsecured promissory note and $0.4 million of accrued interest related to capital leases and vendor financing, partially offset by $0.1 million of interest income and $0.1 million of interest that was capitalized. Interest expense, net for the nine months ended September 30, 2009 consisted of $9.5 million of accrued interest, discount amortization and debt issuance cost amortization related to the senior secured term indebtedness, $2.5 million of interest and discount amortization related to the senior subordinated unsecured term promissory notes, $0.6 million of accretion related to the Series A Preferred Stock and $0.7 million of interest on capital lease obligations and vendor financing, partially offset by approximately $3.9 million of interest that was capitalized and $0.1 million of interest income.

Liquidity and Capital Resources

As of September 30, 2010, we had cash, cash equivalents and short-term investments of approximately $22.8 million. In addition, we received approximately $5.2 million of cash in October 2010 in connection with the agreement with the distribution partner to provide in-Drive telematics services. Of our consolidated cash, cash equivalents and short-term investments, approximately $9.9 million is held by our Lifecomm subsidiary for use in that business. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2009 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We cannot provide assurance that our net losses and negative cash flow will not surpass our expectations, and thus, we may be required to raise additional capital or reduce our operating expenditures in the future. Additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our existing credit facilities, or we will need to obtain waivers from the lenders. Our credit facilities contain covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in obtaining additional financing, if needed, or that we will be able to reduce our operating expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

For the nine months ended September 30, 2010, cash used in operating activities was approximately $22.2 million, consisting primarily of a net loss of $67.3 million partially offset by $21.7 million of net changes in operating assets and liabilities, $10.3 million of depreciation and amortization, $6.0 million of interest accrued on long-term indebtedness that was paid in-kind with such accrued interest being added to the outstanding principal balance of the debt, $4.6 million of discount and debt issuance cost amortization, $2.1 million of share-based compensation expense and $0.4 million of in-kind contributions from non-controlling interests in a consolidated subsidiary. For the nine months ended September 30, 2009, cash used in operating activities was approximately $35.2 million, consisting primarily of a net loss of $141.4 million, partially offset by a $62.3 million non-cash change in the market value of derivative instruments, the $19.1 million non-cash portion of the impairment charges, $7.5 million of depreciation and amortization, $7.0 million of net changes in operating assets and liabilities, $5.5 million of interest accrued on long-term debt which will be paid in kind with such accrued interest being added to the outstanding principal balance of the long-term debt, $3.3 million of amortization of debt issuance costs and other discounts on the long-term debt, $1.0 million of share-based compensation expense and $0.5 million of non-cash interest expense related to the Series A Preferred Stock.

Investing Activities

For the nine months ended September 30, 2010, cash used in investing activities, excluding purchases and maturities of short-term investments, was approximately $3.4 million, consisting primarily of $2.7 million of capitalized software costs related to Networkfleet’s operations, $1.0 million of capital expenditures related primarily to infrastructure necessary for our operations and an increase in restricted cash of $0.2 million, partially offset by $0.5 million of proceeds received from the disposal of certain available-for-sale assets. For the nine months ended September 30, 2009, cash used in investing activities was approximately$12.8 million, consisting primarily of $11.2 million of capital expenditures related to infrastructure necessary for our operations, $10.2 million of capitalized software costs and $0.2 million deposited into a restricted cash account to collateralize a letter of credit, partially offset by the release of $5.3 million of restricted cash that was previously held for the benefit of the lenders of the senior secured term indebtedness and the release of $3.5 million of restricted cash previously held to collateralize a letter of credit that secured certain lease obligations.

Financing Activities

For the nine months ended September 30, 2010, cash provided by financing activities was approximately $20.0 million, consisting of $14.9 million of net proceeds in connection with the issuance of common stock and $10.0 million of proceeds from the sale of non-controlling interests in Lifecomm, partially offset by $3.2 million of payments on capital lease obligations and $1.7 million of repayments on long-term debt. For the nine months ended September 30, 2009, cash provided by financing activities was approximately $52.0 million, consisting of $97.2 million of net proceeds provided by the Merger and $35.2 million of net proceeds from the issuance and sale of Series B Preferred Stock, partially offset by $74.4 million paid to repurchase common shares in connection with the closing of the Merger and $6.0 million of payments on capital lease obligations.

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

Interest Rate Risk

As of September 30, 2010, we had approximately $23.6 million of cash, cash equivalents, short-term investments and restricted cash. This cash, cash equivalents, short-term investments and restricted cash is subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

We may suffer from fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. As of September 30, 2010, we had outstanding debt with an aggregate face amount, including interest which has been paid in kind, of approximately $120.2 million, which included variable rate borrowings of approximately $76.9 million. As of September 30, 2010, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense by approximately $0.8 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number		Description

10.1	–	Amended and Restated Senior Unsecured Promissory Note, dated November 5, 2010, issued to Hughes Network Systems, LLC

10.2	–	Amendment Agreement, dated November 5, 2010, by and between HUGHES Telematics, Inc. and Hughes Network Systems, LLC

31.1	–	Certification of Jeffrey A. Leddy, Chief Executive Officer of HUGHES Telematics, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of Craig J. Kaufmann, Senior Vice President Finance and Treasurer of HUGHES Telematics, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of Jeffrey A. Leddy, Chief Executive Officer of HUGHES Telematics, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of Craig J. Kaufmann, Senior Vice President Finance and Treasurer of HUGHES Telematics, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2010	By:	/s/ JEFFREY A. LEDDY
Jeffrey A. Leddy
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2010	By:	/s/ CRAIG J. KAUFMANN
Craig J. Kaufmann
Senior Vice President Finance and Treasurer
(Principal Financial and Accounting Officer)