Form 10-Q/A
period 2010-06-30
HUGHES Telematics, Inc.
filed 2011-02-16
CIK 1410240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of February 14, 2011, 94,103,976 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of HUGHES Telematics, Inc. (the “Company”) for the quarter ended June 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2010 (the “Quarterly Report”). The Company is filing this Amendment No. 1 solely to update Exhibit 10.1 to the Quarterly Report (the “Exhibit”). The Company sought confidential treatment for portions of the Exhibit and, following correspondence with the SEC, has restored certain portions of the Exhibit that were previously redacted.

Except for the foregoing, this Amendment No. 1 does not amend the Quarterly Report in any way and does not modify or update any disclosures contained in the Quarterly Report, which continues to speak as of the original date of the Quarterly Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Quarterly Report and the Company’s other filings made with the SEC subsequent to the Quarterly Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Registrant’s Chief Executive Officer and Senior Vice President Finance and Treasurer.

PART II – OTHER INFORMATION

Item 6.	Exhibits

The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number		Description

10.1	–	Limited Liability Company Agreement of Lifecomm LLC (confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and will be filed separately with the Securities and Exchange Commission).

31.1	–	Certification of Jeffrey A. Leddy, Chief Executive Officer of HUGHES Telematics, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification of Craig J. Kaufmann, Senior Vice President Finance and Treasurer of HUGHES Telematics, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of Jeffrey A. Leddy, Chief Executive Officer of HUGHES Telematics, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of Craig J. Kaufmann, Senior Vice President Finance and Treasurer of HUGHES Telematics, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2011	By:	/s/ JEFFREY A. LEDDY
Jeffrey A. Leddy
Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2011	By:	/s/ CRAIG J. KAUFMANN
Craig J. Kaufmann
Senior Vice President Finance and Treasurer
(Principal Financial and Accounting Officer)