Form 10-K
period 2010-12-31
HUGHES Telematics, Inc.
filed 2011-03-16
CIK 1410240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-33860

HUGHES Telematics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-0443717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2002 Summit Boulevard, Suite 1800 Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2010, was $75,388,809. As of March 14, 2011, there were 94,103,976 shares of the registrant’s common stock outstanding.

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

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language contained in “Item 1A. Risk Factors” provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligations to update these forward-looking statements to reflect events or circumstances after the date of this annual report on Form 10-K or to reflect the occurrence of unanticipated events.

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

Within the automotive industry, our communications center allows for two way voice and data communications to the vehicle and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics service provider in the United States for all new vehicles sold by Mercedes-Benz USA, LLC (“Mercedes-Benz”), and we are now the preferred provider of telematics services for all Mercedes-Benz vehicles purchased prior to November 16, 2009. These services are marketed under the mbrace® brand and are enabled through a factory-installed hardware device in Mercedes-Benz vehicles. In addition, our In-Drive® solution offers services to consumers and other third parties through an aftermarket hardware device that we have developed and which we intend to distribute through relationships with companies and organizations with large customer bases for installation in existing vehicles. In August 2010, we entered into an agreement with a leading automotive insurance company to provide our In-Drive telematics services to certain customers of the insurance company and are in active discussions with other distribution partners. Through Networkfleet, Inc. (“Networkfleet”), our wholly-owned subsidiary, we currently offer remote vehicle monitoring and other data services to support owners and operators of fleets of vehicles.

In May 2010, we broadened our connected services beyond the automotive market to include the mobile health and wellness industry with the formation of Lifecomm, LLC (“Lifecomm”), a majority owned subsidiary founded with QUALCOMM Incorporated (“Qualcomm”), a leader in developing and delivering innovative digital wireless communications products and services, and American Medical Alert Corp. (“AMAC”), a healthcare communications company dedicated to the provision of support services to the healthcare community. Lifecomm intends to design, develop, finance and operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device that is able to communicate information to and support voice interactions between the subscriber and an emergency assistance call center for purposes of dispatching first responders to the subscriber’s location. We expect to launch the Lifecomm service offerings in the fourth quarter of 2011.

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

Automotive Service Offerings

We offer a comprehensive set of services that can be tailored to meet the needs of our customers and partners. Many of these services are being offered today through our relationship with Mercedes-Benz, while others are expected to be offered through our In-Drive service offering.

Safety and Security—The safety and security services utilize certified emergency response specialists and the most accurate and up-to-date public safety answering point location data to provide peace of mind to a driver and other family members.

Services Offered or Under Development Include:

•    Automatic crash notification

•    SOS/Emergency calling

•    Roadside assistance

•    Stolen vehicle location assistance

•    Automatic alarm notification

•    Crisis assist

Navigation—The navigation services leverage vehicle connectivity to offer services to more effectively route a driver to a destination.	Services Offered or Under Development Include: • Route assistance • Point-of-interest destination downloads • Location-based traffic • Location-based weather • Turn-by-turn navigation assistance

Convenience—The convenience services are designed to provide customers with an enhanced ownership experience and assistance with vehicle interaction.	Services Offered or Under Development Include: • Remote door lock/unlock • Vehicle finder • Automated maintenance alerts • Concierge

Diagnostics—The diagnostics services allow customers to proactively manage the maintenance of their vehicles.	Services Offered or Under Development Include: • Maintenance/service reminders • Automated diagnostic alerts • Emissions monitoring • Recall information

Infotainment—Infotainment (information and entertainment) services provide access to music and personalized information on demand.	Services Offered or Under Development Include: • Local information • Stock prices • Sports scores • RSS feed • News • Fuel prices • Social networking

System Architecture

Our system architecture provides the ability to connect multiple devices, content and services from different providers and seamlessly manage the integration and service delivery. Our state-of-the-art communications center consists of a redundant pair of network operation centers, containing the hardware and associated applications, telephony and data network connections necessary to interface with mobile devices via the wireless carrier networks. An integrated suite of enterprise class applications and proprietary solutions have been configured to provide a robust, customizable platform to allow automakers and other future partners the ability to create customized service offerings that enhance and extend their brands. Our systems have been built and configured for rapid scalability using open standards to offer flexibility while providing for the capability to support millions of subscribers across multiple industries using multiple languages and currencies. This architecture allows us to adapt to new technologies quickly within the automotive industry, as well as allows us to expand our service offerings to other industries. Due to the public safety nature of many of our offerings, high availability of our systems is a primary requirement. Redundancy, fail-over and disaster recovery have been considered as each element (hardware, software and telecommunication) was designed and built.

Mercedes-Benz mbrace

On November 16, 2009, we launched our first automotive manufacturer service offering with Mercedes-Benz. This service offering is marketed by Mercedes-Benz under the mbrace brand. Mercedes-Benz mbrace services bring connectivity to Mercedes-Benz drivers and begin the process of allowing them to customize their in-vehicle experiences to fit their daily needs. Through the mbrace solution, we offer thirty nine features aggregated in the categories of safety and security, navigation and convenience. The services can be accessed quickly and easily from within the vehicle or from any computer through a personalized web portal. Additionally, with the launch of mbrace, we introduced the automotive industry’s first connected mobile application allowing consumers to use several convenience features such as vehicle locate and door lock/unlock from certain smartphones. We continue to work with Mercedes-Benz to expand the mbrace service offering and expect to launch additional features during 2011 and beyond.

In-Drive

We have leveraged our patent portfolio and technology infrastructure to create an aftermarket solution for consumers that we are marketing under the In-Drive brand and which we intend to distribute through relationships with companies and organizations with large customer bases for installation in existing vehicles. The In-Drive solution includes self-installed and dealer-installed hardware options, each designed to operate with our core system architecture and allow customers to experience many of the same connected benefits as vehicle owners with factory-installed telematics units. Through our In-Drive service offering, we intend to provide a broad range of applications, including usage-based insurance, vehicle diagnostics, emergency calling, stolen vehicle location assistance and driver behavior analysis.

In the second quarter of 2009, we launched a pilot program with a leading automotive insurance company using our In-Drive aftermarket hardware device to assess, develop and test a usage-based insurance program. The pilot program was eventually expanded to include more than 1,000 vehicles owned and operated by employees of the insurance company. In the third quarter of 2010, we executed a distribution agreement with the insurance company and expect commercial launch of the program to begin in the third quarter of 2011. Pursuant to the agreement, we will configure our telematics platform to support the program and provide our aftermarket hardware device to customers of the insurance company to enable the delivery of telematics services to both the insurance company and its customers. In addition, we will be responsible for, among other things, certain website development to allow the customers to access program information and maintenance and support of the hardware devices, including warranty.

Networkfleet

Through Networkfleet, we provide fleet operators with a vehicle management solution that includes remote vehicle monitoring and other data services through an aftermarket hardware device installed on existing vehicles. Networkfleet provides a fleet management solution which includes an easy-to-use automatic vehicle location and remote vehicle diagnostics system and is targeted to the approximately 20 million local market commercial fleet customers operating throughout North America. Networkfleet allows fleet managers to monitor driver performance for unauthorized/unsafe usage and improve operating efficiency by providing access to data such as the vehicle’s current location, fuel consumption, mileage, emission compliance status, maintenance alerts and actual driving speed through custom mapping and reporting. For the years ended December 31, 2010, 2009 and 2008, Networkfleet generated revenues of approximately $35.6 million, $33.0 million and $30.3 million, respectively.

Automotive Telematics Industry

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

With domestic automakers increasingly seeking value-added services to attract car buyers, in-vehicle telematics solutions have been moving from a premium service in limited luxury models to a standard feature found in many vehicles. Industry analyst iSuppli Corporation (“iSuppli”) estimated that, in 2009, 30% of vehicles sold in the United States and 20% of vehicles sold globally had an embedded telematics device installed. iSuppli expected the United States market, with an estimated 60% of the world’s telematics users, to grow at a compound annual growth rate of 17% as demand for telematics technology and services increases. ABI Research predicted that telematics capabilities will be standard in every vehicle sold in the United States by 2015.

Competitive Landscape

Telematics services providers compete directly for long-term telematics services relationships with automakers. Some of these solutions interface with “embedded,” or factory-installed, devices in the vehicle while others involve aftermarket products, such as personal navigation devices (“PNDs”) or tethered connectivity through a smartphone. As a general rule, factory-installed solutions offer a wider range of services given the integration within the vehicle. Other parties, such as wireless phone and other handheld device providers, offer limited services and products that partially overlap with the services provided by telematics companies.

Telematics Services Providers

Telematics services providers in the United States include OnStar, Wireless Car and ATX Group. Of these telematics service providers, OnStar, a wholly-owned subsidiary of General Motors, is the most well-known, with over 6 million subscribers in the United States, Canada and China. OnStar focuses its service offerings around safety and security applications, including roadside assistance, emergency help following an airbag deployment and stolen vehicle tracking. OnStar has also introduced additional services, such as stolen vehicle slow-down and remote vehicle diagnostics. We view OnStar’s success as being supportive of the broader telematics market as it has increased consumer awareness and appreciation of telematics services and illustrates the consumer’s willingness to pay monthly subscription fees for the services provided. Additionally, General Motors has been vocal about the internal benefits OnStar provides the General Motors engineering teams, resulting in significant annual savings, and thereby encouraging other automakers to consider adding telematics capabilities to their vehicles. OnStar’s advertising support for its solutions has produced almost 100% recognition of the OnStar brand among new car buyers in the United States. Although OnStar offers similar services to ours, it largely offers its services only to owners and lessees of vehicles sold by General Motors and therefore has not historically competed directly with us for telematics services contracts from other automakers. In press reports, OnStar executives have indicated that OnStar is exploring offering its services to other vehicle manufacturers. In addition, in January 2011, OnStar announced that it would launch a consumer oriented aftermarket product to be distributed through retail channels.

ATX Group, which was acquired by Cross County in 2008, currently provides services to Toyota, BMW, Mercedes-Benz (vehicles sold in the United States prior to November 16, 2009 or in Canada), PSA Peugeot Citroen and Rolls-Royce Motor Cars. Mercedes-Benz terminated its contract with ATX Group, effective on November 15, 2009. Starting on November 16, 2009, we became the provider to all new Mercedes-Benz vehicles manufactured for the United States market, and we are now the provider of choice for all Mercedes-Benz customers who purchased their vehicle prior to November 16, 2009.

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

Services

We offer a comprehensive suite of service applications that will allow us and third parties with which we have strategic relationships to achieve market differentiations. We offer consumer services directly to end-user consumers and to fleet operators, automakers, dealers, the insurance industry, location-based advertisers and users of traffic probe data through our enterprise service offerings.

Consumer Service Offerings

We intend to offer five categories of consumer service offerings: safety and security, navigation, convenience, diagnostics and infotainment. We launched our initial consumer service offering on November 16, 2009 with safety and security applications, including automatic crash notification, emergency calling, stolen vehicle location assistance and remote door unlock/lock as the core service set. Our current consumer service offering also includes both premium services such as voice delivered traffic information, point of interest and destination downloads into on-board navigation systems, concierge services, as well as a mobile application for iPhones and certain other smartphones that enable subscribers, through their smartphones to, among other things, lock/unlock their vehicle doors, locate their vehicle, manage their mbrace account, contact Mercedes-Benz roadside assistance and view the contact information for their preferred dealers. Additional consumer services are being actively developed by us or our partners and are expected to launch within the next 12 months.

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

Navigation. We utilize our connectivity to the vehicle to offer unique combinations of off-board server-based and vehicle-based navigation services, including the ability for the vehicle owner to download destinations and other points of interest into the vehicle’s navigation system from third party websites and operator provided route assistance. To complement traditional navigation features such as turn-by-turn directions, we expect to create several personalized navigation features to enhance the customer navigation experience such as the integration of real-time traffic data, a comprehensive list of up-to-date points of interest, geo-tagging and preferred daily routes.

Convenience. Our convenience services provide the vehicle owner an enhanced ownership experience and assistance in interacting with his or her vehicle. These services currently include access to 24-hour concierge services. Future offerings are expected to include personal calling using the embedded cellular phone, Bluetooth enabled hands-free calling, hands-free audible e-mail, family locate/geo-fencing.

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

Automakers. We believe that the value proposition to the automaker comes in many forms: product differentiation through innovative technology, connectivity to vehicles, remote quality and diagnostic capabilities and improved tools for better customer and vehicle management. We intend to work with our automaker partners to identify cost savings opportunities using real-time data collected from vehicles. The collection of real-time diagnostic information from vehicles is considered by automakers to provide valuable insight on the performance of numerous vehicle systems and parts allowing the automaker to improve the quality of its vehicles more efficiently than is possible today. Furthermore, as we provide connectivity with the vehicle’s local area network that supports communication among other vehicle control units (i.e., CAN bus systems), we expect to be able to support an automaker’s upgrade of vehicle software, avoiding costly recalls and without the consumer having to bring the vehicle into a dealership. We intend to also offer tools to maintain contact with the vehicle owner through our service offerings, web portal and smartphone application, which will help the automaker sustain its relationship with the customer following the lease or purchase of a vehicle.

Dealers. We intend to provide dealers with numerous revenue and cost savings opportunities. Using location tracking assistance leveraging data from either a factory-installed telematics device or our In-Drive aftermarket hardware device, dealers will be able to track their vehicle inventory and guard against theft, thus reducing insurance costs. Real-time diagnostic information is expected to enable dealers to be proactive in contacting vehicle owners, subject to a vehicle owner’s prior consent, regarding preventative maintenance before a more costly problem arises. Furthermore, dealers are expected to be able to manage the schedule of their service bays more efficiently as issues can be diagnosed prior to the arrival of the vehicle. Early diagnosis of problems also allows for more efficient parts inventory management as items necessary for upcoming maintenance requests can be ordered in advance. Also, similar to the automaker, dealers are expected to be able to leverage our access to the customer and communicate with the vehicle owner via our web portal and smartphone application.

Insurance Industry. The insurance industry has long considered usage-based or “pay as you drive” insurance as an area of promise. Today, several leading automotive insurance providers are developing products that offer dynamic rating as a function of the vehicle owner’s driving behavior incorporating characteristics such as miles driven, speed, sudden starts and stops, time of day and location. To this end, we have contracted with a leading automotive insurance company to assess, develop and test a usage-based insurance program. In the second quarter of 2009, we launched a pilot program with this insurance company using our In-Drive aftermarket hardware device. The pilot program was expanded to include more than 1,000 vehicles owned and operated by employees of the insurance company. In the third quarter of 2010, we executed a distribution agreement with the insurance company and expect commercial launch of the program in the third quarter of 2011.

Traffic Probe Data Users. We believe that, through Networkfleet, we are currently one of the largest providers of real-time traffic probe data on the market today. Three of the leading traffic data aggregators currently purchase our probe data as an input for their real-time and predictive traffic information products offered nationwide. As our installed vehicle base grows, we expect to have the most accurate source and network of real-time GPS probe data on the market, greatly enhancing data collected via helicopters, government sensors or other secondary tools. We expect this data to be sold to third parties for their traffic products as well as be incorporated into our own navigation product.

Automaker Relationships

At present, nearly all automobile manufacturers selling vehicles in the United States are considering implementing, or have plans to implement, a telematics solution. The underlying factors driving this interest by automakers are emerging customer demand, the potential for product differentiation and the awareness of numerous benefits to the automaker and its dealers in the form of cost savings and customer relationship tools. We currently have a long-term contract with Mercedes-Benz to be its exclusive telematics service provider for all new vehicles leased or sold in the Unites States beginning on November 16, 2009, and we are now the preferred provider of telematics services for all Mercedes-Benz vehicles leased or sold prior to November 16, 2009. We are pursuing opportunities with many of the other automakers serving the United States market, other than General Motors (the parent corporation of OnStar).

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

Mercedes-Benz Agreement

Telematics Services

Under our agreement with Mercedes-Benz, we provide telematics services under the mbrace brand to all new Mercedes-Benz vehicles sold or leased in the United States market. In addition, as Mercedes-Benz’s preferred provider of telematics services, we are working with Mercedes-Benz to provide the opportunity for paying subscribers to the Mercedes-Benz service formerly marketed as TeleAid who purchased or leased their vehicle prior to November 16, 2009 to transition to our service platform, although such decision is at the subscriber’s option. We also have the ability to sell services to owners of Mercedes-Benz vehicles purchased or leased prior to November 16, 2009 which are capable of receiving telematics services but who do not presently subscribe for any service.

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

Termination

Our agreement with Mercedes-Benz is scheduled to expire on June 16, 2016. Under the agreement, Mercedes-Benz may terminate the agreement with us upon the substantial breach of any of our material obligations, including the failure to satisfy certain customary automotive developmental milestones to the extent we are providing hardware to Mercedes-Benz and to maintain certain minimum service level standards. The service level standards under the agreement relate primarily to limitations on how timely our call center agents answer calls from vehicles. As these service level standards are in line with service levels currently maintained by our call center partners, management believes that we will be able to meet or exceed such requirements. Upon the expiration or termination of the agreement, we will retain the ability to continue to provide telematics services to certain then current subscribers and may renew and enter into new subscription agreements with certain other end-use consumers.

Subscriptions

Under our agreement with Mercedes-Benz, we are responsible for entering into subscription agreements with, and the billing of, vehicle owners. We are required to institute reasonable or specified protocols with regard to the telematics services we provide end-use consumers. Our agreement with Mercedes-Benz additionally allocates the responsibilities for setting and distributing the proceeds from end-use consumer subscriptions fees between the parties.

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

Lifecomm

In May 2010, we broadened our connected services beyond the automotive market to include the mobile health and wellness industry with the formation of Lifecomm, a majority owned subsidiary founded with Qualcomm and AMAC. Lifecomm intends to design, develop, finance and operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device that is able to communicate information to and support voice interactions between the subscriber and an emergency assistance call center for purposes of dispatching first responders to the subscriber’s location. Lifecomm expects to launch its service offerings in the fourth quarter of 2011 through a Value Added Reseller Agreement with AMAC. Lifecomm is in active discussions with other potential distribution partners and also expects to pursue a direct to consumer distribution strategy.

Unlike previous generations of personal emergency response systems which utilize a customer’s landline telephone, the Lifecomm device operates on a cellular network which allows the service to work when the customer is outside of the home. The solution will consist of a wearable lightweight device which can be worn as a watch, pendant or belt clip and will provide users with a convenient, one-button connection to an emergency assistance call center. Inside the device, a cellular modem will enable wireless voice and data communications and embedded GPS combined with other sensors will enable location-based tracking and monitoring of the person wearing the device. A personalized web portal for the user and/or caregiver will provide access to information about user activity and location.

Lifecomm LLC Agreement

Under the terms of the limited liability company agreement governing Lifecomm (the “LLC Agreement”), each of the initial members provided cash and/or immediate and future in-kind contributions to Lifecomm. Specifically, in exchange for approximately 54% of the membership interests of Lifecomm, we entered into (i) an Infrastructure Access Agreement with Lifecomm pursuant to which we will provide access to our telematics platform and infrastructure which will enable Lifecomm to provide service to its customers and (ii) a Services Agreement with Lifecomm pursuant to which we will provide, over the next six years, $10.9 million of in-kind selling, general and administrative services to support the venture. In addition, we agreed to enter into a Telematics Services Agreement that will include, among other things, a per user per month fee for wireless connectivity, billing, portal access and other associated services. In exchange for approximately 36% of the membership interests, Qualcomm (i) provided $6.0 million of cash, (ii) entered into a Know-How License Agreement pursuant to which Lifecomm licensed certain “know-how” previously developed by Qualcomm and also provided Lifecomm access to the LIFECOMM name and (iii) a Services Agreement with Lifecomm pursuant to which Qualcomm will contribute a portion of the value of certain future engineering and project management services, up to an agreed upon aggregate value. Finally, in exchange for approximately 10% of the membership interests, AMAC (i) provided $4.0 million of cash and (ii) entered into a Value Added Reseller Agreement pursuant to which AMAC will be a preferred distributor of Lifecomm’s products and services. In addition, pursuant to the LLC Agreement, each member agreed to fund its pro rata share of a $2.0 million stand-by equity commitment for Lifecomm’s benefit. Assuming Lifecomm draws the entire commitment, we will be required to provide approximately $1.1 million of cash.

Lifecomm is governed by a board of directors which is comprised of three members designated by us, two members designated by Qualcomm and one member designated by AMAC. The LLC Agreement requires supermajority approval of the board of directors for certain actions, including, among other things, approval of the annual budget, increases in the capital of Lifecomm, issuances of convertible securities, debt obligations in excess of a certain threshold, certain investments and certain changes to Lifecomm’s executive management team during the eighteen months following formation. The LLC Agreement requires supermajority approval of the members for certain actions, including, among others, modifications to the LLC Agreement, addition of other members, modifications to the distribution policy, specified capital events, entering into or terminating any agreement related to Lifecomm’s intellectual property rights or the purchase or transfer of technology other than in the ordinary course of business, any winding-up dissolution or voluntary liquidation of Lifecomm (which in certain circumstances requires unanimous approval), an asset sale or other material disposition, certain transactions with affiliates, changes in the size of the board of directors and investments above a specified threshold outside of the ordinary course.

Each of the initial members have preemptive rights with respect to future issuances of securities by Lifecomm, as well as rights of first offer, drag-along rights and tag-along rights on transfers of securities by the other members. In addition, for a two year period beginning on May 12, 2014, any member (or group of members) holding at least 25% of the membership interests in Lifecomm will have the right to demand either an auction for the sale of Lifecomm or an initial public offering of Lifecomm. Should Lifecomm fail to achieve either of these liquidity events within 180 days of the demand, then to the extent at such time we hold at least 50% of the outstanding membership interests of Lifecomm and have publicly traded common stock, each other member will be entitled on a one-time basis to exchange all of its membership interests in Lifecomm for shares of our common stock.

Research and Development

For the years ended December 31, 2010, 2009 and 2008, we incurred research and development expenses of approximately $11.6 million, $30.5 million and $33.6 million, respectively. Additionally, for the years ended December 31, 2010, 2009 and 2008, we capitalized approximately $3.4 million, $14.3 million and $13.3 million of software development costs which, as the software is ready for its intended use, is amortized over the expected useful life of the software. Through the year ended December 31, 2009, these research and development expenditures relate primarily to the development of our factory-installed telematics solution, including the development of the network operation center, factory-installed hardware devices and other back office systems. During the year ended December 31, 2009, we ceased development of factory-installed devices. Our current research and development expenditures relate primarily to the creation of new applications for the mbrace and In-Drive service offerings, the engineering of new generations of our In-Drive and Networkfleet aftermarket hardware devices and the design of the first generation Lifecomm wearable devices.

Intellectual Property

We have established a strong intellectual property portfolio of patents and pending patents addressing a broad range of services. Key patents in the portfolio cover both the methods and processes of wireless communications from the vehicle for diagnostics, emissions performance and fuel economy, as well as technology that connects to the vehicle’s on-board diagnostic connector (for aftermarket installations) to accomplish the same. We believe that portions of the portfolio in both the vehicle diagnostics and emissions areas are particularly strong and that those patents may be a meaningful source of revenue, a barrier to entry for other service providers in these areas, or provide cross-licensing opportunities with competitors. We have 22 issued patents and 41 pending patent applications. Of the pending applications, the patent office has allowed one of them. We may be required to protect our intellectual property rights from the unauthorized use by others or may have these rights challenged, invalidated or circumvented.

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

Employees

As of December 31, 2010, we had a total of 316 employees. We believe relations with employees are good, and no employees are represented by a union. Generally, our employees are retained on an at-will basis; however, we have entered into employment agreements with certain key employees.

Item 1A.	Risk Factors.

Risks Relating to Our Business

To date, we have generated only net losses.

From January 9, 2006 (inception) to December 31, 2010 and for the year ended December 31, 2010, we incurred a net loss of approximately $345.2 million and $87.9 million, respectively, and used cash in operations of approximately $137.8 million and $25.1 million, respectively, in connection with the development and operation of our telematics system and the operations of our Networkfleet and Lifecomm subsidiaries. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2010 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As of December 31, 2010, we had unrestricted cash, cash equivalents and short-term investments of approximately $16.9 million and an accumulated deficit of approximately $445.5 million. Of our consolidated cash, cash equivalents and short-term investments, approximately $9.3 million is held by our Lifecomm subsidiary for use in that business. We believe that our cash, cash equivalents and short-term investments on hand, including the $10.0 million raised in February 2011 through the sale of common stock in a private placement and the issuance of incremental second lien term indebtedness, and the projected cash flows to be generated by our service offerings to Mercedes-Benz vehicles and sales of our In-Drive and Lifecomm products and services, will allow us to continue operations beyond the next twelve months. Since we launched our service offerings to Mercedes-Benz vehicles less than a year and a half ago and expect to launch our In-Drive and Lifecomm products and services later this year, some or all of the assumptions underlying our projections may prove to be materially inaccurate. If so, we cannot assure you that our net losses and negative cash flow will not surpass our expectations, and thus, we may be required to raise additional capital in the future or to reduce our operating expenditures. We have been successful in the past raising capital to address our liquidity needs; however, there is no assurance that we will be successful in the future in obtaining additional financing, if needed, or that we will be able to reduce our operating expenditures. If such additional capital is required and if we are unsuccessful in obtaining additional financing, the value of your investment in our common stock will be adversely affected.

During the year ended December 31, 2010, we began generating significant revenue from our service offerings for vehicles with factory-installed hardware and have not yet generated substantial revenue from our In-Drive or Lifecomm service offerings.

Prior to the year ended December 31, 2010, substantially all of our revenues were earned through the sale of Networkfleet’s products and services, and only nominal revenues had been generated from services enabled by factory-installed telematics devices. During the year ended December 31, 2010, we began growing the number of vehicles on our telematics system from our service offerings for Mercedes-Benz vehicles with factory-installed hardware. In addition, we expect to commence commercial launch of our In-Drive aftermarket products and service offering and our Lifecomm products and service offerings later this year. Our ultimate profitability is tied to the success of these efforts. We cannot assure you that we will build our subscriber base in a cost effective or timely manner or enter into additional distribution agreements which will generate material sales of either our

In-Drive or Lifecomm products and service offerings to allow us to successfully generate sufficient revenues to operate profitably. If we fail to do so, our business will be materially and negatively impacted.

Our success depends on the success of Mercedes-Benz with which we have a strategic relationship.

Our service offerings for vehicles with factory-installed hardware are necessarily tied to having relationships with automakers and the success of those automakers. We currently only have a contract with one automaker, Mercedes-Benz, to deliver services to factory-installed telematics devices and have not yet launched either our In-Drive or Lifecomm service offerings. To the extent Mercedes-Benz decreases the volume of vehicles they manufacture for the domestic market, we will have a smaller addressable customer base. We cannot control the decisions of Mercedes-Benz or any other automaker with which we develop a strategic relationship regarding how many vehicles they manufacture or what lines, if any, they cease manufacturing in the face of general economic conditions, market pressures or internal financial demands. A significant decrease in actual production in the future by Mercedes-Benz may have a material and negative impact on our business.

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

A significant portion of our business and growth depends on the willingness of automakers to install a hardware device in their vehicles which support our service offerings. The business and the results of the automotive industry are tied to industry and general economic conditions. The global economic recession and related turmoil in the global financial system has had and will continue to have an impact on the business and financial condition of automakers. Global economic events and conditions could have a material adverse impact on automakers with which we have a contract or may enter into a contract, causing them to fail to meet their obligations to us. Also, we are subject to the risks arising from changes in legislation and government regulation associated with any such recession or economic slowdown. Any of these events could negatively impact our business, results of operations and financial condition.

We must meet minimum levels of service.

Our agreement with Mercedes-Benz requires us to maintain certain minimum service level standards. The agreement may be terminated by Mercedes-Benz upon a material breach by us, including upon our failure to satisfy such service levels. To the extent we fail to meet our material obligations under the contract and it is terminated, our business and prospects would be severely impaired.

Competition for telematics services contracts with automakers is significant.

While we have an exclusive relationship with Mercedes-Benz to provide specified telematics services to new vehicles manufactured by Mercedes-Benz for the United States market, competition for new contracts to provide services similar to our services is significant. Certain of our current and potential competitors, including OnStar, could also have significantly greater name recognition and financial, marketing, management and other resources than we do. They may be able to respond more quickly to changes in customer preferences or devote greater resources to developing and promoting their service offerings. We cannot guarantee that we can maintain our competitive position relative to our current and potential competitors, especially those with greater financial, marketing, management and other resources than we have. If we cannot maintain our competitive position, our growth prospects could be materially adversely affected.

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

Consumer products that are, or could become, direct competition for certain services include location-enabled cellular telephones; PDAs; navigation systems; factory-installed, in-vehicle communications and entertainment systems; and aftermarket telematics equipment.

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

We expect to launch our In-Drive products and service offering during the year ending December 31, 2011.

While we have performed extensive testing of our In-Drive product and services, we will not launch such products and services until the third quarter of 2011. The launch of the product and services involves logistical efforts and modifications to our systems that are new. Such efforts will place additional burdens on our personnel. There can be no assurances that such efforts and modifications will be satisfactory to our distribution partners or our customers. To the extent we fail to meet our material obligations under existing or future contracts with distribution partners and such contracts are terminated, our business and prospects would be severely impaired. Moreover, even if the contract is not terminated, if we fail to meet our distribution partners’ or our customers’ expectations, our distribution partners may reduce the future business they are willing to do with us, which could have an adverse impact on our prospects.

We expect to complete development, testing and launch of the Lifecomm device and service offering during the year ending December 31, 2011 and will not generate significant revenue from Lifecomm’s service offerings until the year ending December 31, 2012.

To date, all of our revenues have been earned through automotive telematics. As part of our efforts to leverage our existing infrastructure outside of the automotive industry, we formed Lifecomm with Qualcomm and AMAC. Prior to Lifecomm generating any revenues, we have to complete development and testing of the Lifecomm device and launch the service offering which is currently expected in the fourth quarter of 2011. We cannot assure you that we will be successful in such effort. If we fail to do so, it may negatively impact our growth and future prospects.

Our business may be impaired if a third party infringes on our intellectual property rights.

Certain aspects of our service depend, in part, upon intellectual property that we have developed or will develop in the future. Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and technical know-how. If the intellectual property that we use is not adequately protected, others will be permitted to and may duplicate our service without liability. Others may also challenge, invalidate or circumvent our intellectual property rights, patents or existing sublicenses. In addition, some of the know-how and technology we have developed and plan to develop will not be covered by patents. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. Other parties may have patents or pending patent applications which will later mature into patents or inventions which may block our ability to provide some of our services. We may have to resort to litigation to enforce our rights. This activity is expensive, and we may not succeed in any such litigation.

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

The wireless industry is characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations and evolving industry standards. If we are unable to keep pace with these changes, our business may be harmed. Products using new technologies, or emerging industry standards, could make our technologies less attractive. In addition, we may face unforeseen problems when developing our services which could harm our business. Because we will depend on third parties to develop technologies used in key elements of our products, more advanced technologies which we may wish to use may not be available to us on reasonable terms or in a timely manner. Furthermore, our competitors may have access to technologies not available to us, which may enable them to produce products of greater interest to consumers or automakers, or at a more competitive cost.

Systems failures or interruptions to our service may have a negative impact on our revenues, damage our reputation and decrease our ability to attract new customers to our service offerings.

Our ability to provide uninterrupted service and high quality customer support will depend on the efficient and uninterrupted operation of our computer and communications systems. The systems that we use to integrate the various elements of a telematics program and deliver our services are complex and may contain undetected errors. These errors may not be discovered until after a vehicle model has been launched with our service offering or after consumers begin using the service. Any disruption of our services, computer systems or communications networks, or those of third parties we rely on, could result in the inability of consumers to receive our services for an indeterminate period of time, which could cause us to lose automakers’ confidence or revenue or to face litigation. If we experience frequent or persistent systems failures, our business and prospects may be irreparably harmed.

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

As of December 31, 2010, we had outstanding indebtedness with an aggregate principal balance, including interest which has been or will be paid in kind, of approximately $122.1 million, consisting of approximately $76.9 million of senior secured term indebtedness, approximately $16.5 million of second lien term indebtedness, an approximately $5.6 million senior unsecured promissory note and approximately $23.1 million of senior subordinated unsecured promissory notes. The senior unsecured promissory note becomes due and payable on December 31, 2011, and we are required to make scheduled principal payments of approximately $0.5 million on April 15, 2011, approximately $0.8 million on July 15, 2011 and approximately $1.5 million on October 15, 2011 and the balance on December 31, 2011. While we may elect to pay in kind the interest accrued on the second lien term indebtedness and the senior subordinated unsecured promissory notes until the October 1, 2013 maturity date (i.e., with such accrued interest being added to the outstanding principal balance of the term indebtedness), the accrued interest on the senior secured term indebtedness and the senior unsecured promissory note must be paid in cash until their March 31, 2013 and December 31, 2011 respective maturity dates. Our ability to service this indebtedness will be dependent on our ability to generate cash from internal operations or raise equity sufficient to make required payments on such indebtedness. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under credit facilities in an amount sufficient to enable us to pay this indebtedness and fund operating and liquidity requirements. We may need to refinance all or a portion of this indebtedness on or before maturity; however, we may not be able to refinance any of this indebtedness on commercially reasonable terms, or at all.

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

Our continued success will depend, to a significant extent, upon the performance and contributions of our senior management and upon our ability to attract, motivate and retain highly qualified management personnel and employees. We depend upon our key senior management to effectively manage our business in a highly competitive environment. If one or more of our key senior managers joins a competitor or forms a competing company, we may experience material interruptions in product development, delays in bringing products to market, difficulties in our relationships with automakers, suppliers and customers, and loss of additional personnel, which could significantly harm our business, financial condition, operating results and projected growth.

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

Risks Related to Our Organization

An affiliate of Apollo Global Management, LLC beneficially owns a majority of our voting stock.

Affiliates of Apollo Global Management, LLC (“Apollo”), including our controlling stockholder, Communications Investors, LLC (“Communications LLC”), PLASE HT, LLC (“PLASE HT”), Hughes Communications, Inc. (“HCI”) and Hughes Network Systems, LLC (“HNS”), may be deemed to beneficially own 63,517,284 shares of our common stock (including 45,501,064 earn-out shares and 3,000,000 shares issuable upon the exercise of an outstanding warrant), which represents approximately 65% of our voting power. Our board of directors includes four directors who are affiliated with Apollo. Because of their board representation and Communications LLC’s control of our voting power, Apollo is able to indirectly exert considerable influence and control over us, including the appointment of management and the outcome of all matters requiring stockholder approval. Apollo’s affiliates may be able to cause, prevent or delay a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. In addition, because affiliates of Apollo may substantially determine the outcome of a stockholder vote, Apollo’s affiliates could deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of us, and that voting control could ultimately affect the market price of our common stock. Affiliates of Apollo also hold a significant amount of our outstanding indebtedness. As of December 31, 2010, affiliates of Apollo held approximately $5.9 million (including principal and accrued interest which has been paid in kind) of our outstanding senior secured term indebtedness, approximately $16.5 million (including principal and accrued interest which has been paid in kind) of our outstanding second lien term indebtedness and approximately $23.1 million (including principal and accrued interest which has been, or will be, paid in kind) of our senior subordinated unsecured promissory notes. Further, HNS, also an affiliate of Apollo, held a senior unsecured promissory note with an outstanding principal balance of approximately $5.6 million.

We are a public company and, as such, are subject to the reporting requirements of federal securities laws, which are expensive and may divert resources from other projects, thus impairing our ability to grow.

We are a public reporting company and, accordingly, are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other U.S. federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Compliance with these obligations requires significant time and resources from our management and our finance and accounting staff and increases our legal, insurance and financial compliance costs. It is time consuming and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act. Occasionally, we may need to hire additional financial reporting, internal controls and other finance and accounting personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the reports from our independent registered public accountant required by the Sarbanes-Oxley Act, which may preclude us from keeping our filings with the Securities and Exchange Commission (the “SEC”) current. Non-current reporting companies are subject to various restrictions and penalties.

We must comply with Section 404 of the Sarbanes-Oxley Act which requires us to document and test our internal controls over financial reporting. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and stock price.

Section 404 of the Sarbanes-Oxley Act requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established control framework and to report on our management’s conclusion as to the effectiveness of these internal controls over financial reporting. We are also required to have an independent registered public accounting firm test the internal controls over financial reporting and report on the effectiveness of such controls. Any delays or difficulty in satisfying these requirements could adversely affect future results of operations and our stock price. We may also incur significant costs to comply with these requirements.

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

Our securities are currently traded on the OTC Bulletin Board, an electronic bulletin board established for unlisted securities, which could limit investors’ ability to make transactions in our securities. Although the Financial Industry Regulatory Authority, Inc. oversees the OTC Bulletin Board, market makers of bulletin board securities are unable to use electronic means to interact with other dealers to execute trades, which can cause delays in the time it takes to interact with the market place. Risks associated with trading bulletin board securities may include, among others, limited availability of order information and market data, liquidity risks, and communications risks. Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

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

The ability of our stockholders to sell substantial amounts of our common stock in the public market creates a circumstance commonly referred to as an “overhang” and in anticipation of significant sales the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Certain of the shares of our common stock issued upon consummation of the Merger were placed into escrow, to be released only if the trading price of our common stock equals or exceeds various prices between $20.00 and $30.50 before March 31, 2014. If any such shares are released from escrow, they will become freely tradable, subject to securities laws.

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

Market Information

From January 1, 2009 to April 1, 2009, our common stock was quoted on the NYSE Amex (formerly the NYSE Alternext US) under the trading symbol “TKP” and then under the symbol “HTC” from April 2, 2009 until June 5, 2009. Since June 8, 2009, our common stock has been quoted on the OTC Bulletin Board under the trading symbol “HUTC.” The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

The following table sets forth the range of high and low sales prices as reported on the OTC Bulletin Board for the period indicated:

	Sales Price
	High	Low
Year Ended December 31, 2010
Quarter ended March 31, 2010	$3.49	$2.75
Quarter ended June 30, 2010	3.75	2.11
Quarter ended September 30, 2010	2.85	1.20
Quarter ended December 31, 2010	3.50	1.20

	Sales Price
	High	Low
Year Ended December 31, 2009
Quarter ended June 30, 2009 (June 8, 2009 through June 30, 2009)	$7.50	$4.00
Quarter ended September 30, 2009	5.50	2.75
Quarter ended December 31, 2009	6.15	2.76

The following table sets forth the range of high and low sales prices as reported on the NYSE Amex for the periods indicated:

	Sales Price
	High	Low
Year Ended December 31, 2009
Quarter ended March 31, 2009	$9.59	$8.78
Quarter ended June 30, 2009 (through June 5, 2009)	8.04	3.44

Holders of Common Equity

As of March 14, 2011, an aggregate of 94,103,976 shares of our common stock were issued and outstanding and were owned by approximately 274 stockholders of record.

Dividends

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future. Further, we are significantly limited in the amount of dividends we can pay by the terms of our senior secured and second lien term indebtedness.

Performance

The graph below compares the cumulative total return of our common stock from January 28, 2008, the date that our common stock first became tradable, through December 31, 2010 with the cumulative return of companies comprising the Nasdaq Composite Index and the SIC Code Communications Services index. The graph plots the change in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and a peer group selected by us over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends, and therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

The SIC Code Communications Services was chosen because the index contains companies which are in a business similar to ours.

Item 6.	Selected Financial Data.

The selected financial data set forth below has been derived from our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the footnotes thereto, contained in this report.

	Year Ended December 31,				January 9, 2006 (inception) to December 31, 2006(3)
	2010(1)	2009(2)	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$40,339	$33,043	$30,260	$20,352	$6,913
Loss from operations	(67,875)	(87,590)	(47,658)	(33,577)	(6,136)
Loss before income taxes	(89,558)	(163,652)	(57,467)	(34,535)	(6,104)
Net loss	(89,561)	(163,661)	(57,467)	(32,333)	(3,836)
Net loss available to common shareholders	(87,906)	(220,280)	(57,467)	(32,333)	(3,836)
Basic and diluted loss per share	(2.86)	(11.40)	(12.19)	(6.88)	(0.92)

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$16,859	$28,368	$17,837	$22,017	$17,388
Restricted cash, current and non-current	1,333	650	9,083	997	997
Total assets	108,817	118,081	108,982	62,932	54,648
Series A Redeemable Preferred Stock	—	—	62,092	57,017	35,273
Current portion of long-term debt	5,632	8,316	—	—	—
Long-term debt, excluding current portion	102,669	91,140	66,596	—	—
Capital lease obligations, current and non-current	1,924	4,724	7,331	—	—
Total liabilities	171,179	123,457	159,652	75,795	50,398
Stockholders’ (deficit) equity	(62,362)	(5,376)	(50,670)	(12,863)	4,250

(1)	On May 12, 2010, we entered into a limited liability company agreement forming Lifecomm. The results of Lifecomm’s operations are included in our results for the period beginning May 12, 2010.
(2)	For the year ended December 31, 2009, loss from operations, net loss and net loss available to common stockholders include an approximate $62.3 million charge related to the change in fair value of derivative instruments. Net loss available to common stockholders also includes an approximate $56.6 million deemed dividend.
(3)	On August 1, 2006, we purchased all of the outstanding common stock of Networkfleet, Inc. The results of Networkfleet’s operations are included in our results for the period beginning August 1, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated historical financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” and elsewhere in this annual report on Form 10-K. Unless the context indicates otherwise, in this section the terms “we,” “us” and “our” refer to HUGHES Telematics, Inc. See the section entitled “Forward-Looking Statements.”

Overview

We are a telematics services company that provides a suite of real-time voice and data communications services and applications. These services and applications are enabled through a state-of-the-art communications center designed with flexibility to connect various mobile devices with content, services and call centers. Within the automotive industry, our communications center allows for two way voice and data communications to vehicles and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics services provider in the United States for all new vehicles sold by Mercedes-Benz, and we are now the preferred provider of telematics services for all Mercedes-Benz vehicles purchased prior to November 16, 2009. These services are marketed under the mbrace brand. In addition, our In-Drive solution offers services to consumers or other third parties through an aftermarket hardware device that we have developed and which we intend to distribute through relationships with companies and organizations with large customer or membership bases for installation in existing vehicles.

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

On August 30, 2010, we entered into an agreement with a large insurance company to provide our In-Drive telematics services to certain customers of the insurance company. Pursuant to the agreement, we will configure our telematics platform to support the program and provide our aftermarket hardware device to the insurance company’s customers to enable the delivery of telematics services to the insurance company and the insurance company’s customers. In addition, we will be responsible for, among other things, certain website development to allow the insurance company’s customers to access program information and maintenance and support of the hardware devices, including warranty. Pursuant to the agreement and subject to fulfillment of our obligations thereunder, we will receive minimum aggregate payments from the insurance company of approximately $24.1 million over the next two years for the configuration of our telematics platform to support the program, development of the program website, the final testing and deployment of the hardware device, other program launch activities and the procurement by us of an agreed upon minimum number of hardware devices which we will provide to the insurance company’s customers. We received approximately $5.5 million of such amounts in the year ended December 31, 2010 and expect to receive an additional $15.0 million in the year ending December 31, 2011 and the remaining balance in the year ending December 31, 2012. In addition, we expect to receive recurring payments from the insurance company’s customers subject to and in connection with their subscription to the offered telematics services. We expect to launch our service to the insurance company’s customers and begin revenue generating activities in the third quarter of 2011.

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

Notwithstanding the legal form of the transaction, the Merger has been accounted for under the purchase method of accounting as a reverse acquisition, equivalent to a recapitalization, through the issuance of stock by Old HTI for the net monetary assets of Polaris. The determination of Old HTI as the accounting acquirer was made based on consideration of all quantitative and qualitative factors of the Merger, including significant consideration given to the fact that following consummation of the Merger (i) the stockholders of Old HTI controlled a majority of our voting power, (ii) the controlling stockholder of Old HTI prior to the Merger, together with its affiliates, controlled approximately 72% of our voting power and had the right to select a majority of the members of our board of directors following the Merger and (iii) the management of Old HTI continued in all executive officer and other senior management positions and, accordingly, had day-to-day authority to carry out the business plan after the Merger. Accordingly, our historical financial statements prior to March 31, 2009 are the historical financial statements of Old HTI. The consolidated financial statements of Old HTI have been retroactively restated to reflect the recapitalization of Old HTI with the 77,102,149 shares of common stock issued to Old HTI equity holders in connection with the Merger.

For the year ended December 31, 2010, we have stated depreciation and amortization separately on the face of our consolidated statements of operations and revised all comparable periods presented to conform to this presentation. This revision in our presentation is intended to make our consolidated statements of operations consistent with the way management reviews and measures our business.

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

Revenue Recognition

We recognize revenues from hardware sales and services rendered provided that there is an enforceable contract, we have delivered services to the customer, the fee for the services is fixed or determinable and collection is reasonably assured. Hardware sales consist principally of revenues from the sale of telematics devices, primarily to resellers. Shipping and handling costs for hardware shipped are classified as cost of hardware sold. We have determined that the sale of hardware and its accompanying services by Networkfleet constitute a revenue arrangement with multiple deliverables and account for the sale of hardware and the accompanying services as separate units of accounting. Prepaid service fees are recorded as deferred revenue and are recognized as revenue when earned over the applicable subscription term. For subscriptions with a term covering the ownership period of a vehicle, revenue is recognized ratably over the estimated duration of the ownership period with any residual amount of deferred revenue recognized upon termination of such subscription. Amounts received from third parties in connection with the configuration of our telematics platform and other program launch activities to support In-Drive distribution programs are recorded as deferred revenue and recognized as revenue over the expected life of the program.

Capitalized Software

Software development costs are capitalized in accordance with the accounting guidance governing the costs of computer software developed or obtained for internal use. The guidance requires companies to capitalize qualifying costs that are incurred during the application development stage and amortize them over the software’s estimated useful life. Costs capitalized include direct labor, outside services, materials, software licenses and interest incurred on certain of our outstanding indebtedness. For the years ended December 31, 2010, 2009, and 2008, we capitalized approximately $3.4 million, $14.3 million and $13.3 million, respectively, of software development costs. Amortization begins when the software is ready for its intended use and will be recognized over the expected useful life of the software, but not to exceed five years. For the years ended December 31, 2010, 2009 and 2008, we recorded amortization expense related to capitalized software costs of approximately $3.3 million, $0.9 million and $0, respectively.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the accounting guidance governing the impairment or disposal of long-lived assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. In light of the termination of our contract with Old Chrysler and the discontinuation of work towards launch of service with New Chrysler, we evaluated for impairment certain equipment, capitalized software costs and other assets related to the deployment of hardware and launch of services to New Chrysler vehicles. Accordingly, we recorded an impairment charge during the year ended December 31, 2009 totaling approximately $20.8 million to write down these assets to their net realizable values. The impairment consisted of approximately $11.8 million of capitalized software, approximately $3.6 million of equipment and approximately $5.4 million of other assets. For the years ended December 31, 2010 and 2008, there were no factors indicating impairment of our long-lived and intangible assets.

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

Share-Based Compensation

Compensation expense for all share-based awards expected to vest is measured at fair value on the date of grant and recognized over the service period. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the grant date. The fair value of stock option awards is determined using an option pricing model that is based on established principles of financial economic theory. Such value is recognized as expense ratably over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards.

Selected Segment Data

We classify our operations into three principal business segments: (i) the HUGHES Telematics segment, which provides the telematics solution which is being marketed to automakers and other parties and includes the operations relating to our contract with Mercedes-Benz and our In-Drive product offering; (ii) the Networkfleet segment, which provides an aftermarket wireless fleet management solution targeted to the local fleet market; and (iii) the Lifecomm segment, which is developing and will operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device. The following tables set forth revenues and operating (loss) income by operating segments:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Revenues:
HUGHES Telematics	$4,756	$1	$—
Networkfleet	35,583	33,042	30,260
Lifecomm	—	—	—

Total	$40,339	$33,043	$30,260

(Loss) Income from operations:
HUGHES Telematics	$(65,458)	$(88,074)	$(47,556)
Networkfleet	1,214	484	(102)
Lifecomm	(3,631)	—	—

Total	$(67,875)	$(87,590)	$(47,658)

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues

Service revenues relate to the consideration received from the provision of Networkfleet’s monitoring and tracking services and of the mbrace services to owners and lessees of Mercedes-Benz vehicles and are recognized as revenue when earned over the applicable subscription term. Hardware revenues consist principally of the sale of Networkfleet’s telematics device. The following table sets forth information related to our revenues for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	(in thousands)
Service revenues	$30,459	$22,627
Hardware revenues	9,880	10,416

Total revenues	$40,339	$33,043

Total revenues for the year ended December 31, 2010 increased to approximately $40.3 million, a 22% increase from the approximately $33.0 million of total revenues for the year ended December 31, 2009. This increase was primarily due to the approximately $4.8 million of service revenues recognized related to the mbrace service offering in the year ended December 31, 2010 compared to only a nominal amount of revenues recognized in the year ended December 31, 2009 and an approximately $3.0 million, or 14%, increase in Networkfleet’s service revenues in the year ended December 31, 2010 compared to the year ended December 31, 2009. Units active on Networkfleet’s network increased to approximately 117,000 as of December 31, 2010, a 15% increase from the approximately 102,000 units as of December 31, 2009. Service revenues are expected to continue to increase in future periods as (i) we continue to earn the deferred revenue related to the provision of services to paying subscribers of the mbrace service, (ii) we convert additional mbrace subscribers from a trial to a paid subscription, (iii) we transition paying subscribers from the Mercedes-Benz service formerly marketed as Tele Aid to our service platform and (iv) Networkfleet continues to sell additional hardware devices thereby growing the number of active units on its network. Service revenues are expected to increase in future periods as we expect to begin generating revenue from our In-Drive service offering beginning in the third quarter of 2011 and from our Lifecomm service offering in the fourth quarter of 2011.

Hardware revenues decreased by approximately $0.5 million due primarily to a nominal decrease in the average revenue per unit sold in the year ended December 31, 2010 compared the year ended December 31, 2009. Hardware unit sales were nominally higher in 2010 with approximately 31,000 and 30,000 units sold in the years ended December 31, 2010 and 2009, respectively.

Cost of Revenues

Cost of services includes per-unit monthly charges from various wireless, mapping and roadside assistance providers and the salaries and related benefits for employees who support the call centers and manage the data centers. Cost of hardware sold consists primarily of the cost of direct materials required to produce Networkfleet’s telematics device and the cost of shipping and installing devices.

The following table sets forth information related to our cost of revenues for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	(in thousands)
Cost of services	$19,386	$7,851
Cost of hardware sold	7,374	6,874

Total cost of revenues	$26,760	$14,725

Total cost of revenues increased to approximately $26.8 million for the year ended December 31, 2010, an 82% increase from the approximately $14.7 million for the year ended December 31, 2009. Cost of services for the year ended December 31, 2010 consisted of approximately $12.1 million of costs related to the provision of the mbrace service to owners and lessees of Mercedes-Benz vehicles and approximately $7.3 million of costs related to the provision of Networkfleet’s service offerings. The increase in cost of services is due primarily to the approximately $10.8 million increase in the costs related to the provision of the mbrace service as the service launched in November 2009. During the six months ended June 30, 2010, the cost of services related to the provision of the mbrace service was incurred without the benefit of substantial related revenues because an introductory trial of six months is offered to the purchasers or lessees of new Mercedes-Benz vehicles. Accordingly, for the year ended December 31, 2010, the cost of services related to the mbrace service significantly exceeded the revenues recognized therefrom. Cost of services related to the provision of Networkfleet’s service offerings increased approximately $0.7 million in the year ended December 31, 2010 compared to the year ended December 31, 2009 due to the increased number of active units on the network. Cost of hardware sold increased in the year ended December 31, 2010 compared to the year ended December 31, 2009 due to a higher per-unit cost of manufacturing Networkfleet’s telematics device and nominally higher unit sales volume. Excluding depreciation and amortization which is shown separately on the consolidated statements of operations, for each of the years ended December 31, 2010 and 2009, Networkfleet’s total cost of revenues as a percentage of total revenues was approximately 41%.

Research and Development Expense

Research and development expense consists primarily of salaries and related benefits for employees and fees paid to third parties associated with engineering and product development activities. Research and development expense for the year ended December 31, 2010 decreased to approximately $11.6 million from approximately $26.4 million for the year ended December 31, 2009, a decrease of approximately $14.8 million, or 56%. This decrease was due primarily to an approximately $17.8 million decrease in amounts paid to third parties related to development activities that were completed in the second half of 2009, partially offset by approximately $2.6 million of costs incurred by Lifecomm related primarily to the development of the wearable device to be used in connection with its mobile personal emergency response service. We expect research and development expense to increase in the year ending December 31, 2011 as we continue the development of the Lifecomm solution and as certain costs associated with software development projects which were capitalized during the year ended December 31, 2010 will be expensed as the application development stage of such projects has been completed.

Sales and Marketing Expense

Sales and marketing expense consists primarily of (i) salaries, commissions and related benefits for employees engaged in sales initiatives and other marketing activities, (ii) certain amounts paid to Mercedes-Benz and its dealers, (iii) the costs associated with direct marketing campaigns and (iv) trade shows and other forms of advertising. Sales and marketing expense for the year ended December 31, 2010 increased to approximately $21.4 million from approximately $11.1 million for the year ended December 31, 2009, an increase of approximately $10.3 million, or 93%. This increase relates primarily to an approximately $9.6 million increase in direct marketing costs incurred relating to our mbrace service offering, including certain amounts paid to Mercedes-Benz and its dealers, and an increase of approximately $0.5 million in labor costs as the number of employees and consultants dedicated to sales and marketing activities grew in the year ended December 31, 2010 as we continued to develop our relationship with Mercedes-Benz, pursued relationships with other automakers and further developed our consumer marketing strategy. We expect sales and marketing expense to increase further in the year ending December 31, 2011 as we expand sales and marketing activities and further develop our consumer strategy for Mercedes-Benz, In-Drive, Lifecomm and other potential future opportunities.

General and Administrative Expense

General and administrative expense consists primarily of facilities costs, finance, accounting, legal, information technology, human resources and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the year ended December 31, 2010 decreased to approximately $34.7 million from approximately $36.8 million for the year ended December 31, 2009, a decrease of approximately $2.1 million, or 6%. This decrease is due primarily to a decrease of approximately $2.4 million of consulting costs incurred during the year ended December 31, 2009 related to the implementation of systems and infrastructure necessary to support our operations, approximately $1.9 million in costs incurred during the year ended December 31, 2009 related to the implementation and setup of our customer call centers prior to the launch of the mbrace service offering in November 2009, approximately $1.8 million in professional fees related to the Merger, approximately $1.2 million of costs primarily related to the acquisition of patent licenses covering multiple domestic and foreign patents, partially offset by an approximately $5.2 million increase in salaries and related benefits as we increased our operational support staff following the launch of the mbrace service offering. We expect general and administrative expense to increase slightly in the year ending December 31, 2011 as we increase our support teams in anticipation of the launch of our In-Drive and Lifecomm solutions.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property and equipment, the amortization of intangible assets and the amortization of capitalized software which is ready for its intended use. Depreciation and amortization expense for the year ended December 31, 2010 increased to approximately $13.7 million from approximately $10.9 million for the year ended December 31, 2009, an increase of approximately $2.8 million, or 26%. This increase was due primarily to an approximately $2.2 million increase in amortization of capitalized software that became ready for its intended use in the third quarter of 2009, a $1.9 million increase in depreciation of purchased software that became ready for its intended use in the third quarter of 2009 and an approximately $0.6 million increase in depreciation of computers and equipment used in connection with the provision of services by the HUGHES Telematics segment, partially offset by an approximately $1.9 million decrease in depreciation of computers and equipment that were subject to the impairment charges recognized during the year ended December 31, 2009.

Change in Fair Value of Derivative Instruments

Based on an evaluation of guidance provided by the Emerging Issues Task Force (“EITF”) governing whether an instrument, including embedded features, is indexed to a company’s own stock, we determined that the warrants issued in connection with the issuance of the Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) and the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which, in accordance with the accounting guidance, indicated that the warrants were not indexed to HUGHES Telematics stock. Accordingly, upon the adoption of the accounting guidance, we reclassified the approximately $133.9 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009. We also determined that the automatic exchange feature of the Series B Convertible Preferred Stock (the “Series B Preferred Stock”) pursuant to which the Series B Preferred Stock would be directly exchanged for shares of Polaris common stock in connection with the Merger should be considered a separate derivative instrument as, pursuant to the accounting guidance, the exchange provision was not considered indexed to HUGHES Telematics stock but rather indexed to Polaris stock. We recognized a charge of approximately $62.3 million in the year ended December 31, 2009 related to the increase in fair market value of these instruments during such period. As the warrants were exercised and the Series B Preferred Stock was extinguished in connection with the Merger, we will not record additional charges in future periods related to these instruments.

Deemed Dividend on and Accretion of Convertible Preferred Stock

At the time of issuance of the Series B Preferred Stock, we allocated approximately $42.9 million of the proceeds to a beneficial conversion feature resulting from the ability of the holders of the Series B Preferred Stock to convert their shares of Series B Preferred Stock into shares of HUGHES Telematics common stock at a conversion price lower than the fair value of the HUGHES Telematics common stock at such time. As this conversion feature was immediately available to the holders of the Series B Preferred Stock, this discount on the Series B Preferred Stock was immediately accreted and a deemed dividend of approximately $42.9 million was recorded on the date of issuance. We recorded an additional deemed dividend of approximately $0.1 million in the year ended December 31, 2009 representing the accretion of the discount on the Series B Preferred Stock related to the embedded derivative and issue costs over the 4.5 year period through October 1, 2013 when the Series B Preferred Stock first became redeemable at the option of the holder. Upon consummation of the Merger and the exchange of the Series B Preferred Stock for our common stock, we recorded an additional deemed dividend of approximately $13.6 million related to the difference between (i) the fair value of our common stock received by the holders of the Series B Preferred Stock and (ii) the carrying value of the Series B Preferred Stock, the amount allocated to the beneficial conversion feature and the embedded derivative for the automatic exchange provision. Each of these deemed dividends have been reflected in the consolidated statements of operations in determining the net loss attributable to common stockholders. As the Series B Preferred Stock was extinguished in connection with the Merger, we will not record additional accretion or deemed dividends in future periods related to the instrument.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2010 increased to approximately $21.6 million from approximately $13.7 million in the year ended December 31, 2009, an increase of $7.9 million, or 57%. Interest expense, net for the year ended December 31, 2010 consisted primarily of $14.2 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, $2.7 million of accrued interest and amortization of discount and debt issuance costs related to the second lien term indebtedness, $0.8 million of accrued interest related to the senior unsecured promissory note, $3.8 million of accrued interest and discount amortization related to the senior subordinated unsecured indebtedness and $0.5 million of accrued interest on capital lease obligations and vendor financing, partially offset by $0.3 million of interest earned on our cash, cash equivalents and short-term investments and $0.1 million of interest that was capitalized. Interest expense, net for the year ended December 31, 2009 consisted primarily of $12.9 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, $0.3 million of accrued interest and amortization of discount and debt issuance costs related to the second lien term indebtedness, $3.3 million of accrued interest and discount amortization related to the senior subordinated unsecured indebtedness, $0.8 million of interest on capital lease obligations and vendor financing arrangements and $0.6 million of accretion on the Series A Preferred Stock, partially offset by $0.2 million of interest earned on our cash and cash equivalents and $4.0 million of interest which was capitalized.

Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues

The following table sets forth information related to our revenues for the years ended December 31, 2009 and 2008:

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

Networkfleet’s hardware sales decreased to approximately 30,000 units in the year ended December 31, 2009, a 25% decrease from the approximately 40,000 units sold in the year ended December 31, 2008 due to weak general economic conditions which were causing our customer base to postpone previously planned purchases.

Cost of Revenues

The following table sets forth information related to costs of revenue for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(in thousands)
Cost of services	$7,851	$5,788
Cost of hardware sold	6,874	8,255

Total cost of revenues	$14,725	$14,043

Total cost of revenues increased to approximately $14.7 million for the year ended December 31, 2009, a 5% increase from the approximately $14.0 million for the year ended December 31, 2008. This increase was primarily due to the approximately $1.2 million of costs related to the provision of the mbrace service to owners and lessees of Mercedes-Benz vehicles following the launch of the service in November 2009, as well as the cost associated with an increased number of active units on Networkfleet’s network in the year ended December 31, 2009 compared to the year ended December 31, 2008. Total cost of revenues as a percentage of total revenues decreased to 41% in the year ended December 31, 2009 compared to 46% in the year ended December 31, 2008. This decrease was due to the increase in service revenues as a percentage of total revenue partially offset by the additional $1.2 million of cost related to the mbrace service. Service revenues yield a higher gross margin than hardware revenues and represented 68% of total revenues in the year ended December 31, 2009 compared to the 55% of total revenues in the year ended December 31, 2008.

Research and Development Expense

Research and development expense for the year ended December 31, 2009 decreased to approximately $26.4 million from approximately $30.5 million for the year ended December 31, 2008, a decrease of approximately $4.1 million, or 14%. This decrease was due primarily to an approximately $6.8 million decrease in amounts paid to third parties related to development activities that were completed in the second half of 2009, partially offset by an approximately $2.6 million increase in labor costs as we dedicated additional resources to the further development and testing of our telematics system, including the development of our In-Drive products and services.

Sales and Marketing Expense

Sales and marketing expense for the year ended December 31, 2009 increased to approximately $11.1 million from approximately $7.4 million for the year ended December 31, 2008, an increase of approximately $3.7 million, or 50%. This increase related primarily to a $1.3 million increase in direct marketing costs incurred relating to our launch of the mbrace service offering in November 2009, including certain amounts paid to Mercedes-Benz and its dealers; an increase of $1.3 million in professional fees related to the development and execution of our marketing and customer retention platform; and an increase of approximately $1.0 million in salaries and related benefits as the number of employees dedicated to sales and marketing activities grew during the year ended December 31, 2009 as we continued to develop our relationship with Mercedes-Benz, pursued relationships with other automakers and further developed our consumer marketing strategy.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2009 increased to approximately $36.8 million from approximately $20.0 million for the year ended December 31, 2008, an increase of approximately $16.8 million, or 84%. This increase was due primarily to an increase of approximately $7.7 million in professional fees relating to the Merger, our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, certain litigation matters and other corporate activities; an approximately $5.5 million increase in compensation and benefits related to the additional personnel necessary to support our operations; approximately $1.7 million related to patent licenses for approximately 40 domestic and 40 foreign patents obtained while concurrently resolving filed and unfiled disputes relating to multiple parties; and an approximately $1.7 million increase in software maintenance costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2009 increased to approximately $10.9 million from approximately $5.9 million for the year ended December 31, 2008, an increase of approximately $5.0 million, or 84%. This increase was due primarily to an approximately $2.8 million increase in depreciation of purchased software which became ready for its intended use in the third quarter of 2009, a $1.2 million increase in depreciation of computers and equipment used in development efforts and a $0.9 million increase in amortization of capitalized software which became ready for its intended use in the third quarter of 2009.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2009 increased to approximately $13.7 million from approximately $10.0 million in the year ended December 31, 2008, an increase of approximately $3.7 million, or 38%. Interest expense, net for the year ended December 31, 2009 consisted primarily of $12.9 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, $0.3 million of accrued interest and amortization of discount and debt issuance costs related to the second lien term indebtedness, $3.3 million of accrued interest and discount amortization related to the senior subordinated unsecured indebtedness, $0.8 million of interest on capital lease obligations and vendor financing arrangements and $0.6 million of accretion on the Series A Preferred Stock, partially offset by $0.2 million of interest earned on cash and cash equivalents and $4.0 million of interest which was capitalized. Interest expense, net for the year ended December 31, 2008 consisted primarily of $7.5 million of accrued interest and discount and debt issuance costs amortization related to the senior secured term indebtedness, $2.8 million of accretion on the Series A Preferred Stock, $1.8 million of accrued interest and discount amortization related to the senior subordinated unsecured promissory notes and $0.4 million of accrued interest on capital lease obligations, partially offset by $0.9 million of interest earned on cash and cash equivalents and $1.6 million of interest which was capitalized.

Liquidity and Capital Resources

As of December 31, 2010, we had unrestricted cash, cash equivalents and short-term investments of approximately $16.9 million. Additionally, in February 2011, we raised an aggregate of approximately $10.0 million through the sale of common stock in a private placement and the issuance of incremental second lien term indebtedness. Of our consolidated cash, cash equivalents and short-term investments, approximately $9.3 million is held by our Lifecomm subsidiary for use in that business. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2010 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We believe that the cash, cash equivalents and short-term investments on hand, including the approximately $10.0 million raised in February 2011, and the projected cash flows to be generated by our service offerings to Mercedes-Benz vehicles and sales of our In-Drive and Lifecomm products and services, will allow us to continue operations beyond the next twelve months. Since we launched our service offerings to Mercedes-Benz vehicles less than a year and a half ago and expect to launch our In-Drive and Lifecomm products and services later this year, some or all of the assumptions underlying our projections may prove to be materially inaccurate. If so, we cannot assure you that our net losses and negative cash flow will not surpass our expectations, and thus, we may be required to raise additional capital in the future or to reduce our operating expenditures. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our existing credit facilities, or we will need to obtain waivers from the lenders. Our credit facilities contain covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs, however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in obtaining additional financing, if needed, or that we will be able to reduce our operating expenditures.

Operating Activities

For the year ended December 31, 2010, cash used in operating activities was approximately $25.1 million, consisting primarily of a net loss of $89.6 million, partially offset by a $26.4 million increase in deferred revenue related to prepaid subscription fees from customers to the mbrace service, a $5.7 million increase in deferred revenue related to payments received from distribution partners of our In-Drive telematics services, $0.9 million of changes in other operating assets and liabilities, $13.7 million of depreciation and amortization, $7.0 million of interest accrued on long-term indebtedness that was paid in-kind with such accrued interest being added to the outstanding principal balance of the debt, $6.2 million of amortization of debt issuance costs and other discounts on the long-term debt, $2.9 million of share-based compensation expense, $1.2 million of non-cash services contributed to Lifecomm by Qualcomm and $0.4 million of net losses on disposals of equipment.

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

Investing Activities

For the year ended December 31, 2010, cash used in investing activities was $7.5 million, consisting primarily of $3.1 million of capitalized software costs primarily related to Networkfleet’s operations, $2.3 million of purchases of short-term investments net of maturities, $1.4 million of capital expenditures related to the HUGHES Telematics segment, $0.7 million deposited into a restricted cash account held to collateralize letters of credit and $0.5 million of capital expenditures related to Networkfleet’s operations, partially offset by $0.5 million of proceeds from the disposal of equipment.

For the year ended December 31, 2009, cash used in investing activities was approximately $14.5 million, consisting primarily of $11.4 million of capitalized software costs, $11.0 million of capital expenditures related to the HUGHES Telematics segment, $0.6 million of capital expenditures related to Networkfleet’s operations, $0.4 million deposited into a restricted cash account to collateralize letters of credit, partially offset by the release of $5.3 million of restricted cash that was previously held for the benefit of the lenders of the senior secured indebtedness and the release of $3.5 million previously deposited into a restricted cash account held to collateralize a letter of credit.

For the year ended December 31, 2008, cash used in investing activities was approximately $31.7 million, consisting primarily of $12.2 million of capitalized software costs, $10.6 million of capital expenditures related to the HUGHES Telematics segment, $5.3 million deposited into a restricted cash account for the benefit of the lenders of the senior secured term indebtedness, $2.8 million deposited into a restricted cash account to collateralize letters of credit and $0.8 million of capital expenditures related to Networkfleet’s operations.

Financing Activities

For the year ended December 31, 2010, cash provided by financing activities was approximately $18.8 million, consisting primarily of $14.9 million of net proceeds from the issuance of common stock and $10.0 million of proceeds from the sale of non-controlling interests in Lifecomm, partially offset by $3.4 million of payments on capital lease obligations and $2.7 million of repayments of the senior unsecured promissory note.

For the year ended December 31, 2009, cash provided by financing activities was approximately $72.3 million, consisting of $97.2 million of net cash provided by the Merger, $35.2 million of net proceeds from the issuance and sale of Series B Preferred Stock, $15.0 million of gross proceeds from the issuance of the second lien term indebtedness and $7.2 million of net proceeds from the issuance of common stock, partially offset by $74.4 million paid to repurchase common shares in connection with the closing of the Merger, $7.4 million of payments on capital lease obligations, $0.5 million in fees and expenses paid in connection with the second lien term indebtedness and $0.2 million in fees paid in connection with the offer to exchange outstanding warrants for shares of common stock.

For the year ended December 31, 2008, cash provided by financing activities was approximately $66.7 million, consisting of $60.0 million of gross proceeds from the issuance of the senior secured term indebtedness and $16.0 million from the issuance of senior subordinated unsecured notes, partially offset by $5.0 million used to redeem the outstanding shares of the Series B Redeemable Preferred Stock, $3.3 million of debt issuance costs related to the senior secured term indebtedness and $1.0 million of payments on capital lease obligations.

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

The senior secured term indebtedness is guaranteed by all of our existing and future domestic subsidiaries and is secured by all of its tangible and intangible assets. At our election, the term indebtedness bears interest at (i) the Prime Lending Rate plus 10.00% or (ii) for Eurocurrency borrowings, 11.00% plus the greater of LIBOR or 3.00%. In accordance with an agreement between us and one of the senior secured note holders, the interest rate on term indebtedness with a principal amount of $5.0 million will have an interest rate of no higher than 14.00% for the term of the debt. With respect to Eurocurrency borrowings, we may elect interest periods of one, two, three, or six months (or nine or twelve months if approved by each senior secured note holder), and interest is payable in arrears at the end of each interest period but, in any event, at least every three months. With respect to all interest periods ending on or prior to March 31, 2010, the interest accrued on the senior secured term indebtedness was paid in kind in arrears with such accrued interest being added to the outstanding principal balance of the term indebtedness. With respect to all interest periods ending after March 31, 2010, the accrued interest will be paid in cash in arrears. As of December 31, 2010 and 2009, senior secured term indebtedness with an aggregate principal amount, including the accrued interest which had been paid in kind, of approximately $76.9 million and $74.5 million, respectively, was outstanding, and we had elected to convert all outstanding amounts to Prime Lending borrowings which resulted in the term indebtedness bearing an interest rate of 13.25%.

The First Lien Credit Agreement requires us to comply with negative covenants which include, among others, limitations on our ability to incur additional debt; create liens; pay dividends or make other distributions; make loans and investments; sell assets; redeem or repurchase capital stock or subordinated debt; engage in specified transactions with affiliates; consolidate or merge with or into, or sell substantially all of its assets to, another person; and enter into new lines of business. We may incur indebtedness beyond the specific limits allowed under the First Lien Credit Agreement, provided we maintain a leverage ratio of 5.0 to 1.0. In addition, we may incur limited indebtedness secured by junior and subordinated liens to the liens created under the First Lien Credit Agreement. Noncompliance with any of the covenants without cure or waiver would constitute an event of default. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The First Lien Credit Agreement also contains other events of default (subject to specified grace periods), including defaults based on the termination of the Mercedes-Benz contract, events of bankruptcy or insolvency with respect to us and nonpayment of principal, interest or fees when due. The First Lien Credit Agreement also requires us to use 25% of the net cash proceeds from certain equity issuances for the repayment of senior secured term indebtedness.

The warrants issued in connection with the issuance of the senior secured term indebtedness were automatically exercised in accordance with their terms upon consummation of the Merger.

Second Lien Term Indebtedness

On December 17, 2009, we entered into a credit agreement (the “Second Lien Credit Agreement”) with PLASE HT as administrative agent, collateral agent and original lender, pursuant to which we issued, for aggregate consideration of $15.0 million, second lien term indebtedness due October 1, 2013 with an original principal amount of $15.0 million and a warrant to purchase 3,000,000 shares of common stock at an exercise price of $6.00 per share. PLASE HT is an affiliate of Apollo and of our controlling stockholder, Communications LLC. The loans under the Second Lien Credit Agreement bear interest at 9.00% per annum, payable-in-kind, and are guaranteed by all of our existing and future domestic subsidiaries. The loans are secured by a second priority lien on substantially all of our tangible and intangible assets. The liens granted in connection with the Second Lien Credit Agreement are expressly subject and subordinated to the liens securing our obligations under the First Lien Credit Agreement. As of December 31, 2010 and 2009, the outstanding balance on the second lien term indebtedness, including accrued interest which had been paid in-kind, was approximately $16.5 million and $15.1 million, respectively.

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

On February 7, 2011, we entered into an incremental loan commitment agreement with a group of investors pursuant to which the investors made loans in the aggregate principal amount of approximately $5.0 million under the Second Lien Credit Agreement. In connection with the issuance of the loans, we issued the investors warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $5.99 per share.

Senior Unsecured Promissory Note

On December 18, 2009, we issued to HNS, a wholly-owned subsidiary of HCI and controlled by investment funds that are affiliates of Apollo, a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on an equipment financing arrangement owed to HNS. The promissory note accrues interest at a rate of 12.00% per annum, compounded annually, and was to become due and payable on December 31, 2010. Pursuant to the terms of the promissory note, we were required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and Second Lien Credit Agreement and certain other limitations, to the extent we sell any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we are required to make payments on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs).

On November 5, 2010, we and HNS agreed to amend the promissory note to (i) extend the maturity date to December 31, 2011, (ii) revise the schedule of principal payments and (iii) provide that the approximately $1.0 million of accrued and unpaid interest shall be paid on December 31, 2010 with all future accrued interest on the promissory note paid quarterly in arrears. Pursuant to the terms of the amended promissory note, we made scheduled principal payments of $0.5 million on each of October 15, 2010 and December 31, 2010 and are required to make scheduled principal payments of $0.5 million on April 15, 2011, approximately $0.8 million on

July 15, 2011, $1.5 million on October 15, 2011 and the balance on December 31, 2011. In connection with the amendment to the promissory note, we issued 50,000 shares of common stock to HNS as an amendment fee. As of December 31, 2010 and 2009, the outstanding balance on the senior unsecured promissory note, including accrued interest, was approximately $5.6 million and $8.5 million, respectively.

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

As of December 31, 2010 and 2009, the outstanding balance on the senior subordinated unsecured promissory notes, including the accrued interest and interest that had been paid in-kind, was approximately $23.1 million and $20.1 million, respectively.

Private Placements of Common Stock

On December 28, 2009, we completed a private placement of 2,516,667 shares of our common stock to a group of institutional investors at a purchase price of $3.00 per share. The aggregate purchase price for the common stock sold in the private placement was approximately $7.4 million in cash and the exchange of 1,662,200 of our publicly-traded warrants which were cancelled upon the closing of the private placement. In connection with the private placement, we entered into an amendment to the First Lien Credit Agreement providing for the waiver of the requirement to use 25% of the net cash proceeds from the private placement for the repayment of senior secured term indebtedness and paid the senior secured lenders an amendment fee of approximately $0.1 million.

On May 13, 2010, we completed a private placement of 5,130,500 shares of our common stock to a group of accredited investors at a purchase price of $3.00 per share. The aggregate purchase price for the common stock sold in the private placement was approximately $15.4 million. In connection with the private placement, we entered into an amendment to the First Lien Credit Agreement providing for the waiver of the requirement to use 25% of the net cash proceeds from the private placement for the repayment of senior secured term indebtedness and paid the senior secured lenders an amendment fee of approximately $0.1 million. In addition, as a result of the private placement, the exercise price of the warrant issued in connection with the second lien term indebtedness was adjusted from $6.00 per share to $5.99 per share.

On February 7, 2011, we completed a private placement of 1,428,572 shares of common stock to a group of accredited investors at a purchase price of $3.50 per share. The aggregate purchase price for the common stock sold in the private placement was approximately $5.0 million. In connection with the private placement, we entered into an amendment to the First Lien Credit Agreement providing for the waiver of the requirement to use 25% of the net cash proceeds from the private placement for the repayment of senior secured term indebtedness.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements. All subsidiaries in which we have a controlling financial interest are included in the consolidated financial statements, and we do not have any relationships with any special purpose entities.

Contractual Obligations

The following table sets forth our contractual payment obligations as of December 31, 2010:

	Total	Payments Due By Period
		Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Senior secured term indebtedness(1)	$105,000	$10,193	$94,807	$—	$—
Second lien term indebtedness	21,125	—	21,125	—	—
Senior unsecured promissory note	6,184	6,184	—	—	—
Senior subordinated unsecured promissory notes	33,907	—	33,907	—	—
Vendor financing arrangements	2,106	1,406	430	270	—
Operating lease obligations	7,577	1,436	3,867	2,274	—
Capital lease obligations	2,045	1,877	149	19	—
Purchase and other obligations	40,350	7,850	14,500	18,000	—

Total	$218,294	$28,946	$168,785	$20,563	$—

(1)	As the senior secured term indebtedness bears interest at a variable rate, the estimated interest payments were calculated based on the 13.25% interest rate in effect as of December 31, 2010.

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised prior guidance governing accounting for business combinations. Significant revisions include: (i) all transaction costs related to a business combination are to be expensed when incurred; (ii) certain contingent assets and liabilities purchased in a business combination are to be measured at fair value; (iii) contingent consideration (earn-out arrangements) paid in connection with a business combination are to be measured at fair value depending on the structure of the arrangements; and (iv) subsequent material adjustments made to the purchase price allocation will be recorded back to the acquisition date, which will cause revision of previously issued financial statements when reporting comparative period financial information in subsequent financial statements. The revised guidance is effective for business combinations that are completed on or after January 1, 2009. Upon adoption of the revised business combinations guidance, we expensed approximately $0.9 million of transaction costs incurred in connection with the Merger which are included in general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2009.

In June 2008, the EITF issued guidance on determining whether an instrument, including embedded features, is indexed to an entity’s own stock. Under the new guidance, a company first evaluates any contingent exercise provisions based on the previously existing guidance, and second, evaluates the instruments’ settlement provisions. This guidance is effective for fiscal periods beginning after December 15, 2008. Based on an evaluation of the newly effective guidance, we determined that the warrants issued in connection with the issuance of the Series A Preferred Stock and the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which under the new guidance, indicated that the warrants were not indexed to HUGHES Telematics stock. Accordingly, upon the adoption of the new guidance, we reclassified the $133.9 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009. We also determined that the automatic exchange feature of the Series B Preferred Stock pursuant to which the Series B Preferred Stock would be directly exchanged for shares of Polaris common stock in connection with the Merger should be considered a separate derivative instrument as, pursuant to the new guidance, the exchange provision was not considered indexed to HUGHES Telematics stock but rather indexed to Polaris stock. We recognized a charge of approximately $62.3 million in the three months ended March 31, 2009 related to the increase in fair market value of these instruments during such period. As the warrants were exercised and the Series B Preferred Stock was extinguished in connection with the Merger, we will not record additional charges in future periods related to these instruments.

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs and became effective for us on January 1, 2010. As we have determined that Lifecomm is a VIE for which we are the primary beneficiary, we have included Lifecomm’s financial position, results of operations and cash flows in our consolidated financial statements as of December 31, 2010 and for such period following the formation of Lifecomm during the year ended December 31, 2010.

Recently Issued Accounting Pronouncements

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

In December 2010, the FASB provided additional guidance for performing Step 1 of the test for goodwill impairment when an entity has reporting units with zero or negative carrying values. The guidance amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This guidance will be effective for us on January 1, 2011 and is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2010, we had approximately $18.2 million of cash, cash equivalents, short-term investments and restricted cash that is subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

We may suffer from fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. As of December 31, 2010, we had outstanding variable rate borrowings of approximately $76.9 million. As of December 31, 2010, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense by approximately $0.8 million.

Item 8.	Financial Statements and Supplementary Data

HUGHES TELEMATICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

HUGHES Telematics, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of HUGHES Telematics and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2009 and 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

March 16, 2011

HUGHES TELEMATICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$14,596	$28,368
Short-term investments	2,263	—
Accounts receivable, net of allowance of $683 and $375, respectively	10,661	4,118
Inventories	71	1,390
Prepaid expenses	933	1,556
Other current assets	3,007	2,119

Total current assets	31,531	37,551
Restricted cash	1,333	650
Property and equipment, net	24,516	30,128
Capitalized software, net	18,476	18,355
Intangible assets, net	12,591	13,005
Goodwill	5,169	5,169
Debt issuance costs	3,958	5,254
Other assets	11,243	7,969

Total assets	$108,817	$118,081

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,688	$7,521
Accrued liabilities	18,868	7,943
Deferred revenue	12,972	98
Current portion of capital lease obligations	1,772	3,125
Current portion of long-term debt	5,632	8,316
Other current liabilities	1,585	568

Total current liabilities	47,517	27,571
Long-term debt, net of current portion	102,669	91,140
Capital lease obligations	152	1,599
Long-term deferred revenue	19,337	47
Other liabilities	1,504	3,100

Total liabilities	171,179	123,457

Commitments and contingencies (Note 14)
Stockholders’ Deficit
Preferred Stock, $0.0001 par value, authorized 10,000,000 shares; no shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.0001 par value, authorized 155,000,000 shares; issued and outstanding 92,675,404 and 87,087,624 shares at December 31, 2010 and 2009, respectively	9	9
Additional paid-in capital	370,229	352,159
Accumulated deficit	(445,450)	(357,544)

Total HUGHES Telematics, Inc. stockholders’ deficit	(75,212)	(5,376)
Non-controlling interests in consolidated subsidiary	12,850	—

Total stockholders’ deficit	(62,362)	(5,376)

Total liabilities and stockholders’ deficit	$108,817	$118,081

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES TELEMATICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Services	$30,459	$22,627	$16,618
Hardware	9,880	10,416	13,642

Total revenues	40,339	33,043	30,260

Operating costs and expenses (exclusive of depreciation and amortization shown separately):
Cost of services	19,386	7,851	5,788
Cost of hardware sold	7,374	6,874	8,255
Research and development	11,568	26,385	30,533
Sales and marketing	21,392	11,085	7,390
General and administrative	34,745	36,786	20,041
Impairment charges	—	20,762	—
Depreciation and amortization	13,749	10,890	5,911

Total operating costs and expenses	108,214	120,633	77,918

Loss from operations	(67,875)	(87,590)	(47,658)
Interest income	344	162	868
Interest expense	(21,999)	(13,899)	(10,820)
Change in fair value of derivative instruments	—	(62,316)	—
Other (expense) income, net	(28)	(9)	143

Loss before income taxes	(89,558)	(163,652)	(57,467)
Income tax expense	(3)	(9)	—

Net loss	(89,561)	(163,661)	(57,467)
Net loss attributable to non-controlling interests	1,655	—	—

Net loss attributable to HUGHES Telematics, Inc.	(87,906)	(163,661)	(57,467)
Deemed dividend on and accretion of convertible preferred stock	—	(56,619)	—

Net loss attributable to common stockholders	$(87,906)	$(220,280)	$(57,467)

Basic and diluted loss per common share	$(2.86)	$(11.40)	$(12.19)

Basic and diluted weighted average shares outstanding	30,774,654	19,324,144	4,712,501

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES TELEMATICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(89,561)	$(163,661)	$(57,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,749	10,890	5,911
Change in fair value of derivative instruments	—	62,316	—
Non-cash impairment charges	—	19,097	—
Loss (Gain) on disposal of assets	350	(11)	—
Interest expense on Series A Redeemable Preferred Stock	—	496	2,561
Interest expense on long-term debt and capital leases	6,970	8,828	5,863
Amortization of debt issuance costs and discounts on long-term debt	6,229	4,569	2,396
Share-based compensation expense	2,946	1,552	448
Non-cash services contributed to consolidated subsidiary by non-controlling interests	1,210	—	—
Changes in assets and liabilities:
Accounts receivable, net	(6,543)	1,579	(1,785)
Inventories	1,319	624	744
Prepaid expenses and other assets	(3,426)	(6,797)	(6,705)
Accounts payable and accrued and other liabilities	9,505	13,655	8,886
Deferred revenue	32,164	(334)	31

Net cash used in operating activities	(25,088)	(47,197)	(39,117)

Cash flows from investing activities:
Purchases of short-term investments	(8,522)	—	—
Maturities of short-term investments	6,259	—	—
Purchases of property and equipment	(1,944)	(11,609)	(11,410)
Increase in capitalized software	(3,137)	(11,398)	(12,237)
Proceeds from disposal of assets	495	34	—
(Increase) Decrease in restricted cash	(683)	8,433	(8,086)

Net cash used in investing activities	(7,532)	(14,540)	(31,733)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of costs	14,884	7,230	—
Proceeds from the sale of non-controlling interest in consolidated subsidiary	10,000	—	—
Proceeds from merger with Polaris Acquisition Corp.	—	97,242	—
Proceeds from the issuance of Series B Convertible Preferred Stock, net of costs	—	35,220	—
Proceeds from the issuance of long-term debt	—	15,000	76,000
Repayment of capital lease obligations	(3,352)	(7,376)	(1,045)
Repayment of long-term debt	(2,684)	—	—
Repurchase of common stock	—	(74,356)	—
Payment of debt issuance costs	—	(545)	(3,285)
Payment of fees related to warrant exchange	—	(200)	—
Proceeds from the exercise of warrants	—	53	—
Redemption of Series B Redeemable Preferred Stock	—	—	(5,000)

Net cash provided by financing activities	18,848	72,268	66,670

Net (decrease) increase in cash and cash equivalents	(13,772)	10,531	(4,180)
Cash and cash equivalents, beginning of period	28,368	17,837	22,017

Cash and cash equivalents, end of period	$14,596	$28,368	$17,837

Supplemental cash flow disclosure:
Cash paid for interest	$8,800	$—	$—
Cash paid for income taxes	$18	$—	$—
Supplemental non-cash disclosure:
Intangible assets and capitalized software costs contributed to consolidated subsidiary by non-controlling interests	$3,295	$—	$—
Issuance of Series B Convertible Preferred Stock in exchange for a trade payable	$—	$13,000	$—
Issuance of common stock in connection with the exercise of warrants using shares of Series A Redeemable Preferred Stock	$—	$207,218	$—
Issuance of common stock in exchange for Series A Redeemable Preferred Stock	$—	$20,000	$—
Issuance of common stock in exchange for Series B Convertible Preferred Stock	$—	$109,750	$—
Property and equipment acquired by capital lease obligations	$277	$6,302	$8,026
Conversion of accounts payable and capital lease obligation to long-term debt	$—	$8,316	$—

The accompanying notes are an integral part of these consolidated financial statements.

HUGHES TELEMATICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stock Repurchase Obligation	Non-Controlling Interests in Consolidated Subsidiary	Total Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2007	22,778,782	$2	$23,304	$(36,169)	$—	$—	$(12,863)
Issuance of warrants in connection with senior secured term indebtedness	—	—	12,103	—	—	—	12,103
Issuance of warrants as debt issuance cost	—	—	3,580	—	—	—	3,580
Deemed capital contribution from a related party (Note 13)	—	—	5,778	—	—	—	5,778
Extension of mandatory redemption date of Series A Redeemable Preferred Stock	—	—	(2,249)	—	—	—	(2,249)
Share-based compensation expense	—	—	448	—	—	—	448
Net loss	—	—	—	(57,467)	—	—	(57,467)

Balance, December 31, 2008	22,778,782	2	42,964	(93,636)	—	—	(50,670)
Cumulative effect of change in accounting principle (Note 3)	—	—	(33,639)	(100,247)	—	—	(133,886)
Issuance of warrant to advisor in connection with the sale of the Series B Convertible Preferred Stock	—	—	2,099	—	—	—	2,099
Issuance of common stock and recapitalization in connection with merger with Polaris Acquisition Corp.	14,082,663	2	94,006	—	(74,356)	—	19,652
Issuance of common stock in connection with the exercise of warrants	6,296,473	1	37,027	—	—	—	37,028
Issuance of common stock in connection with the exercise of warrants using shares of Series A Redeemable Preferred Stock	33,526,894	3	207,215	—	—	—	207,218
Issuance of common stock in exchange for Series A Redeemable Preferred Stock	2,000,000	—	20,000	—	—	—	20,000
Extinguishment of Series A Redeemable Preferred Stock prior to mandatory redemption date	—	—	(12,288)	—	—	—	(12,288)
Issuance of common stock in exchange for Series B Convertible Preferred Stock	12,500,000	1	109,749	—	—	—	109,750
Deemed dividend and accretion of Series B Convertible Preferred Stock	—	—	(56,619)	—	—	—	(56,619)
Repurchase of common stock	(7,439,978)	(1)	(74,355)	—	74,356	—	—
Issuance of common stock to advisors of Polaris Acquisition Corp.	226,592	—	1,989	—	—	—	1,989
Share-based compensation expense	544,800	—	1,552	—	—	—	1,552
Issuance of common stock in connection with the warrant exchange	54,731	—	(200)	—	—	—	(200)
Issuance of common stock in connection with private placement	2,516,667	—	7,229	—	—	—	7,229
Issuance of warrants in connection with second lien term indebtedness	—	—	5,430	—	—	—	5,430
Net loss	—	—	—	(163,661)	—	—	(163,661)

Balance, December 31, 2009	87,087,624	9	352,159	(357,544)	—	—	(5,376)
Issuance of common stock in connection with private placement, net of costs	5,130,500	—	14,996	—	—	—	14,996
Share-based compensation expense	407,280	—	2,946	—	—	—	2,946
Issuance of common stock in connection with the amendment of the senior unsecured promissory note	50,000	—	128	—	—	—	128
Contributions in connection with the formation of Lifecomm LLC	—	—	—	—	—	13,000	13,000
Non-cash services contributed to consolidated subsidiary by non-controlling interests	—	—	—	—	—	1,505	1,505
Net loss	—	—	—	(87,906)	—	(1,655)	(89,561)

Balance, December 31, 2010	92,675,404	$9	$370,229	$(445,450)	$—	$12,850	$(62,362)

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

Notwithstanding the legal form of the transaction, the Merger has been accounted for under the purchase method of accounting as a reverse acquisition, equivalent to a recapitalization, through the issuance of stock by Old HTI for the net monetary assets of Polaris. The determination of Old HTI as the accounting acquirer was made based on consideration of all quantitative and qualitative factors of the Merger, including significant consideration given to the fact that following consummation of the Merger (i) the stockholders of Old HTI controlled a majority of our voting power following the Merger, (ii) the controlling stockholder of Old HTI prior to the Merger, together with its affiliates, controlled approximately 72% of our voting power and had the right to select a majority of the members of our board of directors and (iii) the management of Old HTI continued in all executive officer and other senior management positions and, accordingly, had day-to-day authority to carry out the business plan after the Merger. Accordingly, our historical financial statements prior to March 31, 2009 are the historical financial statements of Old HTI. The consolidated financial statements of Old HTI have been retroactively restated to reflect the recapitalization of Old HTI with the 77,102,149 shares of common stock issued to Old HTI equity holders in connection with the Merger. All share and per share amounts in these consolidated financial statements have been restated to reflect such recapitalization.

We are a telematics services company that provides a suite of real-time voice and data communications services and applications. These services and applications are enabled through a state-of-the-art communications center designed with flexibility to connect various mobile devices with content, services and call centers. Within the automotive industry, our communications center allows for two way voice and data communications to vehicles and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics service provider in the United States for all new vehicles sold by Mercedes-Benz USA, LLC (“Mercedes-Benz”), and we are now the preferred provider of telematics services for all Mercedes-Benz vehicles purchased prior to November 16, 2009. These services are marketed under the mbrace brand. In addition, our In-Drive solution offers services to consumers or other third parties through an aftermarket hardware device that we have developed and which we intend to distribute through relationships with companies and organizations with large customer or membership bases for installation in existing vehicles. Additionally, through Networkfleet, Inc. (“Networkfleet”), our wholly-owned subsidiary, we currently offer remote vehicle monitoring and other data services through after-market hardware that is purchased separately and installed in fleets of vehicles.

In May 2010, we entered into a limited liability company agreement (the “LLC Agreement”) with QUALCOMM Incorporated (“Qualcomm”), a leader in developing and delivering innovative digital wireless communications products and services, and American Medical Alert Corp. (“AMAC”), a healthcare communications company dedicated to the provision of support services to the healthcare community, forming Lifecomm LLC (“Lifecomm”). Lifecomm intends to design, develop, finance and operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through a wearable device that is able to communicate information to and support voice interactions between the subscriber and an emergency assistance call center for purposes of dispatching first responders to the subscriber’s location. Lifecomm expects to launch its service offerings in the fourth quarter of 2011.

Our accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary, Networkfleet, and our majority-owned subsidiary, Lifecomm, following the formation of Lifecomm. All intercompany balances and transactions have been eliminated. For the year ended December 31, 2010, we have stated depreciation and amortization separately on the face of our accompanying consolidated statements of operations and revised all comparable periods presented to conform to this presentation. This revision in our presentation is intended to make our accompanying consolidated statements of operations consistent with the way management reviews and measures our business.

During the years ended December 31, 2010, 2009 and 2008, we incurred a net loss of approximately $89.6 million, $163.7 million and $57.5 million, respectively, and used cash in operations of approximately $25.1 million, $47.2 million and $39.1 million, respectively. As of December 31, 2010, we had cash, cash equivalents and short-term investments of approximately $16.9 million and an accumulated deficit of approximately $445.5 million. Of the cash, cash equivalents and short-term investments, approximately $9.3 million is held by our Lifecomm subsidiary for use in that business. We believe that the cash and cash equivalents on hand, including the $10.0 million raised in February 2011 through the sale of common stock in a private placement and the issuance of incremental second lien term indebtedness, and the projected cash flows to be generated by our service offerings to Mercedes-Benz vehicles and sales of our In-Drive and Lifecomm products and services, will allow us to continue operations beyond the next twelve months. Since we launched our service offerings to Mercedes-Benz vehicles less than a year and a half ago and expect to launch our In-Drive and Lifecomm products and services during the year ending December 31, 2011, some or all of the assumptions underlying our projections may prove to be materially inaccurate. If so, we cannot assure you that our net losses and negative cash flow will not surpass our expectations, and thus, we may be required to raise additional capital in the future or to reduce our operating expenditures. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our existing credit facilities, or we will need to obtain waivers from the lenders. Our credit facilities contain covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in obtaining additional financing, if needed, or that we will be able to reduce our operating expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) Merger with Polaris Acquisition Corp.

On March 31, 2009, pursuant to the Merger Agreement, Old HTI and Polaris consummated the Merger. Upon closing of the Merger, the outstanding equity securities of Old HTI were exchanged for an aggregate of 77,102,149 shares of our common stock, comprised of 19,854,018 initial shares and 57,248,131 earn-out shares.

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pursuant to the Merger Agreement, the Polaris founders agreed to deposit an aggregate of 1,250,000 shares of our common stock into escrow at closing with such shares being released upon the achievement of the first share price target between the first and fifth anniversary of closing. Upon consummation of the Merger, the Polaris founders also transferred an aggregate of 168,000 shares of common stock to us with such shares cancelled.

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

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. We periodically assess the market value of our inventory, based on sales trends and forecasts and technological changes, and record a charge to current-period income when such factors indicate that a reduction in net realizable value has occurred.

Restricted Cash

To secure certain lease obligations, we must maintain letters of credit in an aggregate amount of approximately $1.3 million. The agreements governing the letters of credit require us to maintain restricted cash accounts which hold collateral equal to no less than the aggregate face amount of the outstanding letters of credit. As of December 31, 2010 and 2009, we had approximately $1.3 million and $0.7 million, respectively, in the restricted cash accounts.

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

Capitalized Software

Costs incurred to develop software for our internal use are capitalized and amortized over the estimated useful life of the software. Costs capitalized include direct labor, outside services, materials, software licenses and interest incurred on certain of our outstanding indebtedness. Costs related to the design or maintenance of internal-use software and website development are expensed as incurred. For the years ended December 31, 2010, 2009 and 2008, we capitalized $3.4 million, $14.3 million and $13.3 million, respectively, of software development costs. Amortization begins when the software is ready for its intended use and is recognized over the expected useful life of the software, but not to exceed five years. For the years ended December 31, 2010, 2009 and 2008, we recorded amortization expense related to capitalized software costs of approximately $3.4 million, $0.9 million and $0, respectively.

Goodwill and Intangibles

We record goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and identifiable intangible assets acquired. We perform an impairment test annually or more frequently if an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Our annual impairment analysis indicated that there was no goodwill impairment for the year ended December 31, 2010. We amortize the identified intangible assets with a finite life over their respective useful lives on a straight-line basis, which approximates the projected utility of such assets based on available information.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. In light of the termination of our contract with Chrysler, LLC (now known as Old Carco, LLC, “Old Chrysler”) and the discontinuation of work towards launch of service with Chrysler Group, LLC (“New Chrysler”), we evaluated for impairment certain equipment, capitalized software costs and other assets related to the deployment of hardware and launch of services to New Chrysler vehicles. Accordingly, we recorded an impairment charge during the year ended December 31, 2009 totaling approximately $20.8 million to write down these assets to their net realizable values (see Note 8). For the years ended December 31, 2010 and 2008, there were no factors indicating impairment of our long-lived and intangible assets.

Debt Issuance Costs

Costs associated with the issuance of debt are deferred and amortized to interest expense, using the effective interest method, over the term of the respective debt.

Revenue Recognition

We recognize revenues from hardware sales and services rendered provided that there is an enforceable contract, we have delivered services to the customer, the fee for the services is fixed or determinable and collection is reasonably assured. Hardware sales consist principally of revenues from the sale of telematics devices, primarily to resellers. Shipping and handling costs for hardware shipped to resellers are classified as cost of hardware sold. We have determined that the sale of hardware and its accompanying services constitute a revenue arrangement with multiple deliverables and account for the sale of hardware and the accompanying services as separate units of accounting. Prepaid service fees are recorded as deferred revenue and are recognized as revenue when earned over the applicable subscription term. For subscriptions with a term covering the ownership period of a vehicle, revenue is recognized ratably over the estimated duration of the ownership period with any residual amount of deferred revenue recognized upon termination of such subscription. Amounts received from third parties in connection with the configuration of our telematics platform and other program launch activities to support In-Drive distribution programs are recorded as deferred revenue and recognized as revenue over the expected life of the program.

Research and Development

We incur research and development costs in the course of developing our products and services. Such costs are expensed as incurred.

Share-Based Compensation

Compensation expense for all share-based awards expected to vest is measured at fair value on the date of grant and recognized over the service period. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the grant date. The fair value of stock option awards is determined using an option pricing model that is based on established principles of financial economic theory. Such value is recognized as expense ratably over the service period. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards (see Note 12).

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In assessing the need to record a valuation allowance against our deferred tax assets, we consider, based upon all available evidence, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to our historical operating losses, there is uncertainty with respect to whether we will ultimately realize our deferred tax assets. Accordingly, as of December 31, 2010 and 2009, we recorded a full valuation allowance against our net deferred tax asset.

Comprehensive Loss

Comprehensive loss, which is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources, for the years ended December 31, 2010, 2009 and 2008 equaled our net loss.

Loss Per Share

We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. The potential dilutive effect of outstanding stock options and warrants is calculated using the “treasury stock” method.

During all periods presented, we had potential common shares, including shares issuable upon the exercise of outstanding stock options and warrants, which could potentially dilute basic loss per share in the future, but were excluded from the computation of diluted loss per share in such periods, as their effect would have been anti-dilutive. For the years ended December 31, 2010, 2009 and 2008, potential common shares issuable upon the exercise of outstanding stock options and warrants but excluded from the calculation of diluted loss per share were 82,881,548 shares, 81,278,993 shares and 41,811,616 shares, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, fair value of financial instruments, collectability of receivables, valuation of inventory, depreciable lives of fixed assets and internally-developed software, valuation of acquired intangibles and goodwill, income taxes, stock-based compensation and contingencies. Actual results could differ materially from these estimates.

Fair Value of Financial Instruments

Our financial instruments include cash, cash equivalents, accounts receivable, accounts payable, letters of credit, long-term debt and certain warrants to purchase common stock. The fair value of cash, cash equivalents, accounts receivable, accounts payable and the letters of credit approximates book value due to their short-term

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We generate revenues principally from customers located in the United States. For the years ended December 31, 2010, 2009 and 2008, we had zero, zero and one customer, respectively, that individually accounted for more than 10% of our revenues. This customer accounted for approximately $3.6 million or 11.8% of total revenues for the year ended December 31, 2008.

As of each of December 31, 2010 and 2009, one customer individually accounted for over 10% of our total accounts receivable balance. As of December 31, 2010 and 2009, these customers accounted for approximately $6.8 million, or 64%, and $0.9 million, or 21%, respectively, of our total accounts receivable balance. The balances from these customers were subsequently collected.

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised prior guidance governing accounting for business combinations. Significant revisions include: (i) all transaction costs related to a business combination are to be expensed when incurred; (ii) certain contingent assets and liabilities purchased in a business combination are to be measured at fair value; (iii) contingent consideration (earn-out arrangements) paid in connection with a business combination are to be measured at fair value depending on the structure of the arrangements; and (iv) subsequent material adjustments made to the purchase price allocation will be recorded back to the acquisition date, which will cause revision of previously issued financial statements when reporting comparative period financial information in subsequent financial statements. The revised guidance is effective for business combinations that are completed on or after January 1, 2009. Upon adoption of the revised business combinations guidance, we expensed approximately $0.9 million of transaction costs incurred in connection with the Merger which are included in general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2009.

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

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs and became effective for us on January 1, 2010. As we have determined that Lifecomm is a VIE for which we are the primary beneficiary, we have included Lifecomm’s financial position, results of operations and cash flows in our consolidated financial statements as of December 31, 2010 and for such period following the formation of Lifecomm during the year ended December 31, 2010.

Recently Issued Accounting Pronouncements

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

In December 2010, the FASB provided additional guidance for performing Step 1 of the test for goodwill impairment when an entity has reporting units with zero or negative carrying values. The guidance amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This guidance will be effective for us on January 1, 2011 and is not expected to have a material impact on our financial position, results of operations or cash flows.

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

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Each of the initial members have preemptive rights with respect to future issuances of securities by Lifecomm, as well as rights of first offer, drag-along and tag-along rights on transfers of securities by the other members. In addition, for a two year period beginning on May 12, 2014, any member (or group of members) holding at least 25% of the membership interests in Lifecomm will have the right to demand either an auction for the sale of Lifecomm or an initial public offering of Lifecomm. Should Lifecomm fail to achieve either of these liquidity events within 180 days of the demand, then to the extent at such time we hold at least 50% of the outstanding membership interests of Lifecomm and our common stock is publicly traded, each other member will be entitled on a one-time basis to exchange all of its membership interests in Lifecomm for shares of our common stock with equivalent fair market value. While we determined that such right to exchange is a freestanding derivative instrument, as the fair market value of our common stock to be issued in the exchange will be equal to the fair market value of the membership interests of Lifecomm received, the value of the derivative instrument is not material as of December 31, 2010.

In accordance with the applicable accounting guidance governing consolidation, we have determined that Lifecomm is a VIE for which we are the primary beneficiary. Accordingly, we have included Lifecomm’s financial position, results of operations and cash flows in our consolidated financial statements as of December 31, 2010 and for such period following the formation of Lifecomm during the year ended December 31, 2010. As of December 31, 2010, Lifecomm’s assets consisted of approximately $8.8 million of cash and cash equivalents, approximately $0.5 million of short-term investments that are held-to-maturity, $3.0 million of intangible assets and approximately $0.5 million of capitalized software costs and fixed assets, and its liabilities consisted of approximately $1.2 million of accounts payable and accrued liabilities.

(5) Supplemental Balance Sheet Information

Inventories

Inventories consisted of the following:

	December 31,
	2010	2009
	(in thousands)
Raw material components	$—	$457
Finished goods	71	933

Total	$71	$1,390

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and consisted of the following:

	Estimated Useful Lives (Years)	December 31,
		2010	2009
		(in thousands)
Computer equipment and software	3 to 5	$30,974	$29,237
Machinery and equipment	2 to 5	1,406	3,123
Furniture and fixtures	5 to 7	247	240
Leasehold improvements	1 to 2	135	122
Construction in process		5,144	5,533

		37,906	38,255
Less accumulated depreciation		(13,390)	(8,127)

Property and equipment, net		$24,516	$30,128

Construction in process consists primarily of software and systems infrastructure to support our business and operations, but which is not yet ready for its intended use.

For the years ended December 31, 2010, 2009 and 2008, we recorded depreciation expense of approximately $7.0 million, $6.5 million and $2.5 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2010	2009
	(in thousands)
Accrued compensation and benefits	$2,611	$2,204
Accrued marketing expenses	10,566	940
Accrued professional and other consulting fees	1,573	1,813
Accrued cost of services	1,117	634
Accrued non-inventory purchases	578	980
Other accrued expenses	2,423	1,372

Total accrued liabilities	$18,868	$7,943

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Goodwill and Acquired Intangible Assets

On August 1, 2006, we acquired Networkfleet and recorded goodwill of approximately $5.2 million resulting from the allocation of the purchase price.

Intangible assets and the related accumulated amortization were as follows:

	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
As of December 31, 2010
Intellectual property	5 to 15	$18,869	$(7,304)	$11,565
Existing technology	5	6,700	(5,918)	782
Trade name	5	1,100	(972)	128
Distributor relationships	5	1,000	(884)	116

Total		$27,669	$(15,078)	$12,591

As of December 31, 2009
Intellectual property	5 to 15	$15,869	$(5,651)	$10,218
Existing technology	5	6,700	(4,578)	2,122
Trade name	5	1,100	(752)	348
Distributor relationships	5	1,000	(683)	317

Total		$24,669	$(11,664)	$13,005

Intellectual property consists of the patent portfolio acquired in connection with the purchase of Networkfleet, “know-how” acquired in connection with the issuance of common stock to the shareholders of SecureTnet International, LLC and certain licenses contributed in connection with the formation of Lifecomm. The existing technology, trade name and distributor relationships intangible assets were acquired in connection with the purchase of Networkfleet. The $3.0 million of licenses contributed in connection with the formation of Lifecomm will be amortized when the underlying systems which will use the licenses contributed are ready for their intended use. For each of the years ended December 31, 2010, 2009 and 2008, amortization expense was approximately $3.4 million.

The estimated future amortization of intangible assets as of December 31, 2010 is as follows (in thousands):

Year Ending December 31,
2011	$2,608
2012	1,360
2013	1,360
2014	1,360
2015	1,360
Thereafter	4,543

Total	$12,591

(7) Income Taxes

We file a consolidated Federal income tax return with our eligible subsidiaries. For Federal income tax purposes, we have unused net operating loss (“NOL”) carryforwards of approximately $209.8 million expiring in 2022 through 2030 and unused tax credits of approximately $3.6 million expiring in 2022 through 2030. Due to

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our acquisition of Networkfleet, approximately $1.9 million of the NOL carryforwards are subject to an annual limitation in accordance with Internal Revenue Code Section 382, related to ownership changes. After 2010, all of Networkfleet’s NOL carryforwards and unused tax credits will be available to offset our future taxable income unless subject to other limitations. We also have NOL carryforwards available to offset future taxable income in certain states where income tax returns are filed. The amounts available vary by state due to apportionment of losses to each state, and the expiration of the state NOL carryforwards vary in accordance with applicable state laws.

For the year ended December 31, 2010, our loss before income taxes, including non-controlling interests, was approximately $89.6 million. For the years ended December 31, 2009 and 2008, our loss before income taxes was approximately $163.7 million and $57.5 million, respectively. The income tax expense consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current expense:
Federal	$—	$—	$—
State	(3)	(9)	—

Total current expense	(3)	(9)	—

Deferred expense:
Federal	—	—	—
State	—	—	—

Total deferred expense	—	—	—

Total income tax expense	$(3)	$(9)	$—

The income tax expense) differs from the amount computed by applying the Federal statutory rate of 35% to our loss before income tax as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Income tax benefit at Federal statutory rate	$30,762	$57,278	$20,114
State taxes, net of Federal benefit	2,580	4,059	2,725
Change in valuation allowance	(33,303)	(40,807)	(23,103)
Exercise of warrants	—	(21,810)	—
Research tax credits	186	902	1,302
Interest expense on Series A Preferred Stock	—	(169)	(989)
Permanent differences and other	(228)	538	(49)

Total income tax expense	$(3)	$(9)	$—

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences that give rise to significant portions of the net deferred tax liability are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$84,489	$53,115
Capitalized software	19,426	21,361
Accrued expenses	1,119	631
Allowance for bad debt	193	154
Inventory reserves and capitalization	6	25
Fixed assets	—	1,169
Other	6,974	2,244

Total gross deferred tax assets	112,207	78,699

Less: valuation allowance	(108,997)	(75,694)

Total gross deferred tax assets	3,210	3,005

Deferred tax liabilities:
Acquired intangible assets	2,311	3,005
Fixed assets	899	—

Total deferred tax liabilities	3,210	3,005

Net deferred tax asset	$—	$—

In assessing the need to record a valuation allowance against our deferred tax assets, management considers, based upon all available evidence, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to our historical operating losses, there is uncertainty with respect to whether we will ultimately realize our deferred tax assets. Accordingly, as of December 31, 2010 and 2009, we recorded a full valuation allowance against our net deferred tax asset.

Our accounting for uncertain tax positions did not result in an accrual for uncertain tax positions taken in current or prior years, settlements with the taxing authorities or a lapse of the applicable statute of limitations. There are no uncertain tax positions that, if recognized, would significantly affect the effective tax rate, and there are no uncertain tax positions for which it is reasonably possible that the total amounts of the unrecognized tax benefits will significantly change in the next twelve months. We may be subject to examination by the U.S. federal and various state tax jurisdictions for the 2006, 2007, 2008, 2009 and 2010 tax years. Under the terms of the purchase agreement between us and the former parent company of Networkfleet, the former parent company agreed to indemnify us for any taxes imposed on Networkfleet for periods prior to August 1, 2006. We will include interest and penalties related to its tax contingencies in income tax expense. No such interest or penalties have been recognized.

(8) Impairment of Long Lived Assets

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

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(9) Indebtedness

The components of our outstanding indebtedness are as follows:

	December 31,
	2010	2009
	(in thousands)
Senior secured term indebtedness	$70,254	$65,181
Second lien secured term indebtedness	12,250	9,608
Senior unsecured promissory note	5,632	8,316
Senior subordinated unsecured promissory notes	20,165	16,351

Total indebtedness	108,301	99,456
Less current portion	(5,632)	(8,316)

Total long-term debt, net of current portion	$102,669	$91,140

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

As additional consideration for services provided by the lead arranger in connection with the issuance and syndication of the senior secured term indebtedness, we issued warrants to an affiliate of the lead arranger to purchase the equivalent of an aggregate of 1,181,244 shares of common stock, comprised of 271,604 initial shares and 909,640 earn-out shares, at an equivalent exercise price of less than $0.01 per share.

The senior secured term indebtedness is guaranteed by all of our existing and future domestic subsidiaries and is secured by all of our tangible and intangible assets. At our election, the term indebtedness bears interest at (i) the Prime Lending Rate plus 10.00% or (ii) for Eurocurrency borrowings, 11.00% plus the greater of London Interbank Offered Rate (“LIBOR”) or 3.00%. In accordance with an agreement between us and one of the senior secured note holders, the interest rate on term indebtedness with an initial principal amount of $5.0 million will have an interest rate of no higher than 14.00% for the term of the debt. With respect to Eurocurrency borrowings, we may elect interest periods of one, two, three, or six months (or nine or twelve months if approved by each senior secured note holder), and interest is payable in arrears at the end of each interest period but, in any event,

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at least every three months. With respect to all interest periods ending on or prior to March 31, 2010, the interest accrued on the senior secured term indebtedness was paid in kind in arrears with such accrued interest being added to the outstanding principal balance of the term indebtedness. With respect to all interest periods ending after March 31, 2010, the accrued interest will be paid in cash in arrears. As of December 31, 2010 and 2009, senior secured term indebtedness with an aggregate principal amount, including the accrued interest which had been paid in kind, of approximately $76.9 million and $74.5 million, respectively, was outstanding. As of December 31, 2010, we had elected that all outstanding amounts consist of Prime Lending borrowings which resulted in the term indebtedness bearing an interest rate of 13.25%.

The First Lien Credit Agreement requires us to comply with negative covenants which include, among others, limitations on our ability to incur additional debt; create liens; pay dividends or make other distributions; make loans and investments; sell assets; redeem or repurchase capital stock or subordinated debt; engage in specified transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. We may incur indebtedness beyond the specific limits allowed under the First Lien Credit Agreement, provided we maintain a leverage ratio of 5.0 to 1.0. In addition, we may incur limited indebtedness secured by junior and subordinated liens to the liens created under the First Lien Credit Agreement. Noncompliance with any of the covenants without cure or waiver would constitute an event of default. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The First Lien Credit Agreement also contains other events of default (subject to specified grace periods), including defaults based on the termination of the Mercedes-Benz contract, events of bankruptcy or insolvency and nonpayment of principal, interest or fees when due. The First Lien Credit Agreement also requires us to use 25% of the net cash proceeds from certain equity issuances for the repayment of senior secured term indebtedness.

As of each issuance date, we ascribed value to the senior secured term indebtedness and the related warrants based on their relative fair values. As such, an aggregate of $46.9 million was allocated to the senior secured term indebtedness and an aggregate of $12.1 million was allocated to the warrants. The resulting discount from the face value of the senior secured term indebtedness resulting from the ascribed value to the warrants will be amortized as additional interest expense over the term of the senior secured term indebtedness using the effective interest rate method. As of December 31, 2010, the fair value of the senior secured indebtedness approximated carrying value.

In connection with the issuance of the senior secured term indebtedness to Apollo Investment Fund V (PLASE) LP (“AIF V PLASE”), an affiliate of Apollo Global Management, LLC (“Apollo”) and of our controlling stockholder, Communications Investors, LLC (“Communications LLC”), on December 12, 2008, we recorded a deemed capital contribution of approximately $1.0 million related to the difference between (i) the fair value of the note using an estimated interest rate we would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the stated interest rate. We determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein is not necessarily indicative of the amount that we or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The discount from the face value of the senior secured term indebtedness resulting from the deemed capital contribution is being amortized as additional interest expense over the term of the senior secured term indebtedness using the effective interest rate method.

Based on an evaluation of the applicable accounting guidance, we determined that the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which indicated that the warrants were not indexed to HUGHES Telematics stock and thus required us to account for the warrants as a

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivative instrument which was marked to market with the change in fair value of the warrant being recognized as a gain or loss in our consolidated statements of operations. Specifically, the provision which indicated that the warrants were not indexed to HUGHES Telematics stock was an anti-dilution provision which allowed for a reduction in the exercise price of the warrant to the extent an affiliate of HUGHES Telematics who also held warrants received a more favorable anti-dilution adjustment than the adjustment otherwise provided for in the lender warrants. Accordingly, we reclassified the $26.7 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009, the date the required guidance became effective for us. We recognized a charge of approximately $10.3 million in the three months ended March 31, 2009 related to the increase in fair market value of these instruments during such period. Such charge is included in change in fair value of derivative instruments on the accompanying consolidated statements of operations. As the warrants were automatically exercised in accordance with their terms upon consummation of the Merger, we will not record additional charges in future periods related to these warrants.

Second Lien Term Indebtedness

On December 17, 2009, we entered into a credit agreement (the “Second Lien Credit Agreement”) with PLASE HT, LLC (“PLASE HT”), as administrative agent, collateral agent and original lender, pursuant to which we issued indebtedness due October 1, 2013 with an original principal amount of $15.0 million and warrants to purchase 3,000,000 shares of common stock at an exercise price of $6.00 per share. PLASE HT is an affiliate of Apollo and of our controlling stockholder, Communications, LLC. The loans under the Second Lien Credit Agreement bear interest at 9.00% per annum, payable-in-kind, and are guaranteed by all of our existing and future domestic subsidiaries. The loans are secured by a second priority lien on substantially all of our tangible and intangible assets. The liens granted in connection with the Second Lien Credit Agreement are expressly subject and subordinated to the liens securing our obligations under the First Lien Credit Agreement.

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

We ascribed value to the indebtedness issued in connection with the Second Lien Credit Agreement and the related warrants based on their relative fair values. As such, approximately $9.6 million of the proceeds was allocated to the indebtedness and the remaining approximately $5.4 million was allocated to the warrants. The resulting discount from the face value of the indebtedness resulting from the ascribed value to the warrants will be amortized as additional interest expense over the term of the indebtedness using the effective interest rate method. As of December 31, 2010, the fair value of the indebtedness approximated carrying value.

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Unsecured Promissory Note

On December 18, 2009, we issued to Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HUGHES Communications, Inc. (“HCI”) and controlled by investment funds that are affiliates of Apollo, a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on an equipment financing arrangement owed to HNS. The promissory note accrues interest at a rate of 12.00% per annum, compounded annually, and was to become due and payable on December 31, 2010. Pursuant to the terms of the promissory note, we were required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and Second Lien Credit Agreement and certain other limitations, to the extent we sell any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we are required to make payments on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs).

On November 5, 2010, we and HNS agreed to amend the promissory note to (i) extend the maturity date to December 31, 2011, (ii) revise the schedule of principal payments and (iii) provide that the approximately $1.0 million of accrued and unpaid interest shall be paid on December 31, 2010 with all future accrued interest on the promissory note paid quarterly in arrears. Pursuant to the terms of the amended promissory note, we made scheduled principal payments of $0.5 million on each of October 15, 2010 and December 31, 2010 and are required to make scheduled principal payments of $0.5 million on April 15, 2011, approximately $0.8 million on July 15, 2011, $1.5 million on October 15, 2011 and the balance on December 31, 2011. In connection with the amendment to the promissory note, we issued 50,000 shares of common stock to HNS as an amendment fee. During the year ended December, 31, 2010, we repaid approximately $2.7 million of principal and paid approximately $1.0 million of interest on the senior unsecured promissory note. As of December 31, 2010 and 2009, the outstanding balance on the senior unsecured promissory note, including accrued interest, was approximately $5.6 million and $8.5 million, respectively.

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

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the time of issuance of each promissory note, we determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein is not necessarily indicative of the amount that we or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. As of December 31, 2010, the fair value of the senior subordinated unsecured promissory notes approximated carrying value.

(10) Capital Lease Obligations

We lease certain equipment and software under capital lease arrangements expiring at various times through 2011. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 9.5% to15.3% (weighted average interest rate is 12.2%).

Minimum future lease payments under the capital leases are:

	December 31,
	2010	2009
	(in thousands)
Total future minimum lease payments	$2,045	$5,090
Less: Amounts attributable to interest	(121)	(366)

Net minimum lease payments	1,924	4,724
Current portion	(1,772)	(3,125)

Long-term portion	$152	$1,599

(11) Stockholders’ Equity

Common Stock

On June 16, 2009, we initiated an offer to the holders of all of the 19,500,000 then outstanding publicly-traded warrants to purchase shares of common stock the opportunity, for a limited time, to exchange 20 warrants for one share of common stock. The offer expired on July 24, 2009, and pursuant to the offer, we accepted for exchange 1,094,620 warrants and issued 54,731 shares of common stock. All of the warrants acquired in the exchange were cancelled.

On December 28, 2009, we completed a private placement of 2,516,667 shares of our common stock to a group of institutional investors at a purchase price of $3.00 per share. The aggregate purchase price for the common stock sold in the private placement was approximately $7.4 million in cash and the exchange of 1,662,200 of our publicly-traded warrants which were cancelled upon the closing of the private placement. In connection with the private placement, we entered into an amendment to the First Lien Credit Agreement providing for the waiver of the requirement to use 25% of the net cash proceeds from the private placement for the repayment of senior secured term indebtedness and paid the senior secured lenders an amendment fee of approximately $0.1 million.

On May 13, 2010, we completed a private placement of 5,130,500 shares of our common stock to a group of accredited investors at a purchase price of $3.00 per share. The aggregate purchase price for the common stock sold in the private placement was approximately $15.4 million. In connection with the private placement, we entered into an amendment to the First Lien Credit Agreement providing for the waiver of the requirement to use

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25% of the net cash proceeds from the private placement for the repayment of senior secured term indebtedness and paid the senior secured lenders an amendment fee of approximately $0.1 million. In addition, as a result of the private placement, the exercise price of the warrant issued in connection with the second lien term indebtedness was adjusted from $6.00 per share to $5.99 per share.

As of December 31, 2010, there were 92,675,404 shares of common stock outstanding, including 58,498,131 earn-out shares, which are held in escrow and will be released upon the achievement of certain share price targets by March 31, 2014. In addition, there were outstanding warrants to purchase 16,743,180 shares of common stock at a price of $7.00 per share and a warrant outstanding to purchase 3,000,000 shares of common stock at a price of $5.99 per share.

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

As of each sale date, we ascribed value to the Series A Preferred Stock and the warrant based on their relative fair values. As such, an aggregate of $54.8 million was allocated to the Series A Preferred Stock and an aggregate of $20.2 million was allocated to the warrants. The Series A Preferred Stock was accounted for in accordance with the accounting guidance governing financial instruments with characteristics of both liabilities and equity, with the accretion of the book value of the Series A Preferred Stock up to the $75.0 million redemption amount being recorded as interest expense on the accompanying consolidated statements of operations.

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

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Series B Convertible Preferred Stock

On March 12, 2009, we issued and sold 5,000,000 shares of Series B Preferred Stock for an aggregate purchase price of $50.0 million. AIF V PLASE purchased 1,200,000 of such shares of Series B Preferred Stock for $12.0 million of cash, and HCI, parent of HNS and controlled by investment funds that are affiliates of Apollo, purchased 1,300,000 of such shares of Series B Preferred Stock through the conversion of $13.0 million of trade accounts payable transferred from HNS. The remaining 2,500,000 shares of Series B Preferred Stock were purchased by unrelated institutional investors for $25.0 million of cash. For consulting and financial advisory services provided in connection with the sale of the Series B Preferred Stock, we paid Trivergance, LLC (“Trivergance”), an affiliate of a member of our board of directors, approximately $1.3 million of cash and issued Trivergance a warrant to purchase the equivalent of 314,117 shares of common stock, comprised of 72,224 initial shares and 241,893 earn-out shares, at an equivalent exercise price of approximately $0.167 per share. The warrant was exercised in connection with the Merger.

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

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(12) Share-Based Compensation

Our 2006 Stock Incentive Plan (the “2006 Plan”) provides for share-based compensation awards, including incentive stock options, non-qualified stock options and share awards, to our officers, employees, non-employee directors and non-employee consultants. There are 3,047,900 shares of common stock authorized for issuance under the 2006 Plan. The 2006 Plan is administered by the compensation committee of our board of directors which determines eligibility, amount, and other terms and conditions of awards. Options awarded under the 2006 Plan generally have a term of ten years and all have an exercise price equal to or greater than the fair value of the underlying shares of common stock on the date of grant. Generally, half of each award vests in equal parts over a period of three years of continued employment or service with us. The remaining half of each award vests upon the achievement of certain pre-established performance goals set by our board of directors. In the event an option holder’s service to us is terminated for either (i) other than good reason, as defined in the Plan, before the fifth anniversary of the holder’s service to us or (ii) cause, we may repurchase any stock obtained through the exercise of a stock option within 180 days of such holder’s termination date at a price equal to the lesser of the fair market value of the stock on the date of termination or the exercise price of the stock option. In the event an option holder’s service to us is terminated for any of (i) good reason, as defined in the 2006 Plan, (ii) other than cause or (iii) following the fifth anniversary of such holder’s service to us, we may repurchase any stock obtained through the exercise of a stock option within 180 days of such holder’s termination date at a price equal to the fair market value of the stock on the date of termination. During the year ended December 31, 2010, we granted, under the 2006 Plan, options to purchase an aggregate of 315,000 shares of common stock. As of December 31, 2010, options to purchase 2,292,471 shares of common stock were outstanding under the 2006 Plan, and there were 694,471 shares of common stock available for future grants.

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our 2009 Equity and Incentive Plan (the “2009 Plan”) provides for the grant of share-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other share-based awards, as well as cash bonuses and long-term cash awards to our directors, officers, employees, advisors and consultants who are selected for participation in the 2009 Plan. There are 2,500,000 shares of common stock authorized for issuance under the 2009 Plan. The 2009 Plan is administered by the compensation committee of our board of directors which determines eligibility, amount, and other terms and conditions of awards. During the year ended December 31, 2010, we granted, under the 2009 Plan, options to purchase an aggregate of 147,000 shares of common stock and 413,063 shares of restricted stock. As of December 31, 2010, options to purchase 1,508,486 shares of common stock and 839,280 shares of restricted common stock were outstanding under the 2009 Plan, and there were 39,434 shares of common stock available for future grants under the 2009 Plan.

In accordance with the accounting principles for share-based payments, we record compensation expense for all share-based awards issued. For the years ended December 31, 2010, 2009 and 2008, we recorded approximately $2.9 million, $1.0 million and $0.4 million, respectively, of compensation expense related to stock option and restricted stock grants. Such compensation expense is included in cost of services, research and development, sales and marketing and general and administrative expense in the accompanying consolidated statements of operations.

Stock Options

The fair value of each stock option award is estimated using the Black-Scholes option pricing model. For the years ended December 31, 2010, 2009 and 2008, the weighted average grant-date fair value of options awarded was $2.00, $3.44 and $1.32 per share, respectively, and was based on the following assumptions:

	Year Ended December 31,
	2010	2009	2008
Risk-free rate	2.9 – 3.7%	3.4 – 3.8%	3.8 – 3.9%
Expected term (years)	10	10	10
Expected volatility	60.0%	60.0%	62.2 – 63.7%
Dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate assumption is based upon the grant date closing rate for United States treasury notes that have a life which approximates the expected term of the options. The expected term is based on the contractual term of each employee stock option grant as we do not have sufficient operating history to estimate a term shorter than the contractual term. The expected volatility is based on the average historical volatility of comparable guideline companies. The dividend yield assumption is based on our expectation that we will not pay dividends for the foreseeable future. Forfeitures are estimated based on our actual terminations.

The following table reflects stock option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,520,629	$3.33
Granted	462,000	2.83
Forfeited	(181,672)	2.16

Outstanding at December 31, 2010	3,800,957	3.33	$1,446

Exercisable at December 31, 2010	413,425		$211

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information about stock options that are outstanding and exercisable as of December 31, 2010:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$1.65 – $2.05	719,241	$1.76	7.3	88,996	$1.65	6.3
$2.47	1,453,230	$2.47	7.0	232,556	$2.47	7.0
$3.15 – $3.40	356,000	$3.33	9.2	30,000	$3.23	9.0
$5.19	1,272,486	$5.19	8.4	61,873	$5.19	8.4

For stock options awards outstanding at December 31, 2010, we expect to recognize approximately $3.9 million of additional expense related to stock option awards over the remaining average service period of 1.5 years.

Restricted Stock

The following table reflects restricted stock activity:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2009	528,000	$4.55
Granted	413,063	$3.40
Vested	(96,000)	$4.01
Forfeited	(5,783)	$3.40

Outstanding at December 31, 2010	839,280	$4.05

For restricted stock awards outstanding at December 31, 2010, we expect to recognize approximately $0.8 million of additional compensation expense over the remaining average service period of eleven months.

(13) Related Party Transactions

Apollo Global Management, LLC

Communications LLC, AIF V PLASE and PLASE HT are each affiliated with Apollo. As of December 31, 2010, Apollo, through these entities, owned approximately 62% of our outstanding common stock. HCI, also an affiliate of Apollo, owned an additional approximately 4% of our outstanding common stock.

On March 31, 2008, we issued to Communications LLC a senior subordinated unsecured promissory note with a principal amount of $12.5 million and a maturity date of October 1, 2013 (see Note 9). The note bears interest at a rate of 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity. In connection with the issuance of the note, we recorded a deemed capital contribution of approximately $2.4 million related to the difference between (i) the fair value of the note using an estimated interest rate we would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the 15.00% stated interest rate.

On December 12, 2008, we issued AIF V PLASE, for aggregate consideration of $5.0 million, additional senior secured term indebtedness with a principal amount of $5.0 million and warrants to purchase the equivalent of 402,993 shares of common stock, comprised of 92,660 initial shares and 310,333 earn-out shares, at an

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equivalent exercise price of less than $0.01 per share (see Note 9). In connection with the issuance of the note, we recorded a deemed capital contribution of approximately $1.0 million related to the difference between (i) the fair value of the note using an estimated interest rate we would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the stated interest rate.

On December 12, 2008, we issued to AIF V PLASE a senior subordinated unsecured promissory note with a principal amount of $3.5 million and a maturity date of October 1, 2013 (see Note 9). The note bears interest at a rate of 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity. In connection with the issuance of the note, we recorded a deemed capital contribution of approximately $2.4 million related to the difference between (i) the fair value of the note using an estimated interest rate we would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the 15.00% stated interest rate.

On December 17, 2009, we entered into the Second Lien Credit Agreement with PLASE HT as administrative agent, collateral agent and original lender, pursuant to which we issued indebtedness due October 1, 2013 with an original principal amount of $15.0 million (see Note 9). The loans under the Second Lien Credit Agreement bear interest at 9.00% per annum, payable-in-kind, and are guaranteed by all of our existing and future domestic subsidiaries. The loans are secured by a second priority lien on substantially all of our tangible and intangible assets. The liens granted in connection with the Second Lien Credit Agreement are expressly subject and subordinated to the liens securing our obligations under the First Lien Credit Agreement. In connection with the issuance of the Second Lien Credit Agreement, we issued PLASE HT a warrant to purchase 3,000,000 shares of common stock at an exercise price of $6.00 per share. As a result of the private placement completed on May 13, 2010, the exercise price of the warrant was adjusted to $5.99 per share.

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

On March 12, 2009, we issued and sold 1,200,000 shares of Series B Preferred Stock to AIF V PLASE for $12.0 million (see Note 11). In connection with the Merger, such shares of Series B Preferred Stock were exchanged for 3,000,000 shares of common stock, comprised of 1,200,000 initial shares and 1,800,000 earn-out shares.

In December 2009, AIF V PLASE transferred its ownership in all of its equity and debt interests of us, including its holding of senior secured term indebtedness, the senior subordinated unsecured promissory note and common stock, to PLASE HT.

Hughes Communications, Inc. and Hughes Network Systems, LLC

In July 2006, HNS, a wholly-owned subsidiary of HCI, which is controlled by investment funds that are affiliates of Apollo, granted us a limited license allowing us to use the HUGHES trademark. The license is limited in that we may use the HUGHES trademark only in connection with our business of automotive telematics and only in combination with the Telematics name. As partial consideration for the license, the agreement provides that HNS will be our preferred engineering services provider. The license is royalty-free, except that we have agreed to commence paying a royalty to HNS in the event we no longer have a commercial or affiliated relationship with HNS. As contemplated by the license terms and while the definitive agreement governing the relationship was being negotiated, HNS provided engineering development services to us pursuant

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to an Authorization to Proceed. In January 2008, we executed a definitive agreement with HNS pursuant to which HNS continued to provide us with engineering development and manufacturing services. For the years ended December 31, 2010, 2009 and 2008, HNS provided approximately $0.5 million, $23.4 million and $30.9 million of services, respectively, to us. As of December 31, 2010 and 2009, we had an outstanding balance, not including the senior unsecured promissory note discussed below, of $0 and approximately $0.2 million, respectively, payable to HNS.

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

On March 12, 2009, we issued and sold 1,300,000 shares of Series B Preferred Stock to HCI in exchange for the conversion of $13.0 million of trade accounts payable transferred to HCI from HNS. In connection with the Merger, such shares of Series B Preferred Stock were exchanged for 3,250,000 shares of common stock, comprised of 1,300,000 initial shares and 1,950,000 earn-out shares.

On December 18, 2009, we issued to HNS a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on the equipment financing arrangement owed to HNS. The promissory note accrues interest at a rate of 12.00% per annum, compounded annually, and was to become due and payable on December 31, 2010. Pursuant to the terms of the promissory note, we were required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and Second Lien Credit Agreement and certain other limitations, to the extent we sell any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we are required to make payments on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs).

On November 5, 2010, we and HNS agreed to amend the promissory note to (i) extend the maturity date to December 31, 2011, (ii) revise the schedule of principal payments and (iii) provide that the approximately $1.0 million of accrued and unpaid interest shall be paid on December 31, 2010 with all future accrued interest on the promissory note paid quarterly in arrears. Pursuant to the terms of the amended promissory note, we made scheduled principal payments of $0.5 million on each of October 15, 2010 and December 31, 2010 and are required to make scheduled principal payments of $0.5 million on April 15, 2011, approximately $0.8 million on July 15, 2011, $1.5 million on October 15, 2011 and the balance on December 31, 2011. In connection with the amendment to the promissory note, we issued 50,000 shares of common stock to HNS as an amendment fee. During the year ended December, 31, 2010, we repaid approximately $2.7 million of principal and paid approximately $1.0 million of interest on the senior unsecured promissory note. In connection with the amendment to the promissory note, we issued 50,000 shares of common stock to HNS as an amendment fee. As of December 31, 2010 and 2009, the outstanding balance on the senior unsecured promissory note, including accrued interest, was approximately $5.6 million and $8.5 million, respectively.

Three members of our board of directors, including our chief executive officer and two members affiliated with Apollo, are members of the board of managers of HNS and the board of directors of HCI.

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trivergance Business Resources, LLC and Trivergance, LLC

In September 2008, we entered into a services agreement with Trivergance Business Resources, LLC (“TBR”), an affiliate of a member of our board of directors, pursuant to which TBR provided a marketing assessment and other research to aid in creating a marketing and retention platform for us. We paid TBR a fee of approximately $0.2 million, reasonable and customary travel expenses and certain other expenses incurred in connection with the engagement. Additionally, in November 2008, we entered into a letter agreement with TBR pursuant to which we engaged TBR to provide certain marketing services in exchange for an approximately $0.1 million monthly draw against a per-subscriber fee payable on certain subscribers acquired beginning in November 2008 and continuing through December 2010. In January 2010, the parties entered into an amended agreement to remove the per-subscriber fee and continue under a fixed fee retainer of approximately $0.1 million per month. For each of the years ended December 31, 2010 and 2009, TBR provided approximately $1.5 million of services to us.

For consulting and financial advisory services provided in connection with the sale of the Series B Preferred Stock, we paid Trivergance, LLC, (“Trivergance”) an affiliate of a member of our board of directors, approximately $1.3 million of cash and issued Trivergance a warrant to purchase 314,117 shares of common stock, comprised of 72,224 initial shares and 241,893 earn-out shares, at an equivalent exercise price of approximately $0.167 per share. Pursuant to the same engagement letter, in connection with the private placement completed in December 2009, we paid Trivergance approximately $0.1 million of cash.

(14) Commitments and Contingencies

Leases

We have non-cancelable operating leases. Future minimum lease payments, by year and in the aggregate, under operating leases consisted of the following as of December 31, 2010 (in thousands):

Year ending December 31,
2011	$1,436
2012	1,836
2013	2,031
2014	2,095
2015	179
Thereafter	—

Total minimum lease payments	$7,577

Warranty Liability

We warrant our hardware to be free of defects in materials and workmanship and to substantially conform to the specifications of such hardware. We estimate our future warranty liability obligations by considering historical product return experience and related costs.

Changes in accrued warranty liability costs were as follows:

	Year Ended December 31,
	2010	2009
	(in thousands)
Balance at beginning of period	$123	$136
Warranty cost accrual	430	635
Warranty costs incurred	(393)	(648)

Balance at end of period	$160	$123

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contractual Payment Obligations

We have a long-term contract with an automaker pursuant to which the automaker agreed to install telematics devices in its vehicles and permit us to exclusively provide telematics services to its new customers. This contract also required us to pay the automaker for certain non-recurring costs associated with the initiation of telematics services. Pursuant to the contract, we are currently committed to pay $4.0 million to the automaker during the year ending December 31, 2011.

In December 2010, we entered into an amended agreement with a supplier pursuant to which we committed to purchase services in an aggregate amount of no less than $4.0 million in the year ended December 31, 2010, $2.5 million in the year ending December 31, 2011, $5.5 million in the year ending December 31, 2012, and $9.0 million in each of the years ending December 31, 2013, 2014 and 2015. If it becomes probable that the anticipated services to be purchased under this agreement will be below the contractual minimums, we will record a liability for such anticipated shortfall.

Litigation and Claims

From time to time, we are subject to litigation in the normal course of business. We are of the opinion that, based on information presently available, the resolution of any such legal matters will not have a material adverse effect on our financial position, results of operations or cash flows.

(15) Segment Information

We present our segment information along the same lines that our chief executive officer reviews our operating results in assessing performance and allocating resources. Accordingly, our operations have been classified into three business segments: (i) HUGHES Telematics segment, which provides the telematics solution which is being marketed to automakers and other parties and includes the operations relating to the contract with Mercedes-Benz and our In-Drive product offering; (ii) the Networkfleet segment, which provides an aftermarket wireless fleet management solution targeted to the local fleet market; and (iii) the Lifecomm segment, which is developing and will operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device.

The following table presents certain financial information on our reportable segments:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Revenues:
HUGHES Telematics	$4,756	$1	$—
Networkfleet	35,583	33,042	30,260
Lifecomm	—	—	—

Total	$40,339	$33,043	$30,260

(Loss) Income from operations:
HUGHES Telematics	$(65,458)	$(88,074)	$(47,556)
Networkfleet	1,214	484	(102)
Lifecomm	(3,631)	—	—

Total	$(67,875)	$(87,590)	$(47,658)

HUGHES TELEMATICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2010	2009
	(in thousands)
Total assets:
HUGHES Telematics	$77,711	$98,627
Networkfleet	18,235	19,454
Lifecomm	12,871	—

Total	$108,817	$118,081

Substantially all of our assets are located within the United States. As of each of December 31, 2010 and 2009, we included the $5.2 million of goodwill in the total assets of the Networkfleet segment.

(16) Summary of Quarterly Financial Information (Unaudited)

The following table contains selected unaudited statement of operations information for each quarter of 2010 and 2009. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2009				2010
	Q1	Q2	Q3(1)	Q4	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$7,549	$8,306	$8,713	$8,475	$8,167	$9,427	$10,774	$11,971
Loss from operations	(14,863)	(17,001)	(37,954)	(17,772)	(17,466)	(16,772)	(16,791)	(16,846)
Net loss	(80,673)	(19,644)	(41,110)	(22,234)	(22,714)	(22,263)	(22,356)	(22,228)
Net loss attributable to common stockholders	(137,292)	(19,644)	(41,110)	(22,234)	(22,714)	(22,128)	(21,859)	(21,205)
Basic and diluted loss per share	$(27.88)	$(0.82)	$(1.71)	$(0.92)	$(0.85)	$(0.74)	$(0.66)	$(0.64)

(1)	The results for the third quarter of 2009 include an impairment charge of $20.8 million related to the termination of our contract with Old Chrysler (see Note 8).

(17) Subsequent Events

On February 7, 2011, we completed a private placement of 1,428,572 shares of common stock to a group of accredited investors (the “Purchasers”) at a purchase price of $3.50 per share. The aggregate purchase price for the common stock sold in the private placement was approximately $5.0 million. In connection with the private placement, we entered into an amendment to the First Lien Credit Agreement providing for the waiver of the requirement to use 25% of the net cash proceeds from the private placement for the repayment of senior secured term indebtedness.

Concurrent with the private placement, we entered into an incremental loan commitment agreement with the Purchasers pursuant to which the Purchasers made loans in the aggregate principal amount of approximately $5.0 million under the terms of the Second Lien Credit Agreement. In connection with the issuance of the loans under the Second Lien Credit Agreement, we issued the Purchasers warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $5.99 per share.

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Senior Vice President Finance and Treasurer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Senior Vice President Finance and Treasurer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President Finance and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Senior Vice President Finance and Treasurer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report that appears in “Item 8. Financial Statements” in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Jeffrey A. Leddy	55	Chief Executive Officer and Director
Erik J. Goldman	50	President
Craig J. Kaufmann	35	Senior Vice President Finance and Treasurer
Robert C. Lewis	45	General Counsel and Secretary
Keith J. Schneider	53	President and Chief Executive Officer, Networkfleet, Inc.
Andrew D. Africk	44	Director
Marc V. Byron	47	Director
Andrew P. Hines	71	Director
Warren N. Lieberfarb	67	Director
Steven Martinez	41	Director
Matthew H. Nord	31	Director
Aaron J. Stone	37	Director
Mark VanStekelenburg	60	Director

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

Andrew D. Africk. Mr. Africk has served as a member of our board of directors since March 2009 and was a member of Old HTI’s board of directors from January 2006 until the Merger. Mr. Africk is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1992. Mr. Africk has significant experience making and managing private equity investments on behalf of Apollo and has over 18 years of experience financing, analyzing and investing in public and private companies, which in addition to his experience with communications businesses, including serving as a director of Old HTI from its inception through the Merger, was instrumental in his selection as a member of our board of directors. Mr. Africk also serves on the board of directors of Hughes Communications, Inc. and SOURCECORP, Incorporated. From 1999 to 2008, Mr. Africk served on the board of directors of SkyTerra. From 2005 to 2008 Mr. Africk served as the vice chairman of the board of directors of Intelsat Holdings, Ltd. From 2003 to 2006, Mr. Africk served on the board of directors of Superior Essex Inc. From 2001 to 2008, Mr. Africk served on the board of directors of Mobile Satellite Ventures, LP. Mr. Africk also serves on the board of managers of Hughes Network Systems, LLC. Mr. Africk serves on our compensation committee. Mr. Africk was designated by Apollo as a director pursuant to the Shareholders’ Agreement.

Marc V. Byron. Mr. Byron has served as a member of the board of directors since our inception in June 2007 and served as our chief executive officer from our inception in June 2007 through the Merger in March 2009. Mr. Byron co-founded Trivergance, a middle market merchant banking and investment firm, in June 2006 and has served as a Managing Member since its formation. Trivergance acted as a strategic and financial advisor in the $750 million transaction in which Sunterra Corporation went private. Mr. Byron has significant experience in the field of customer acquisition and marketing and as a chief executive officer. Mr. Byron’s experience with customer acquisition and retention, a critical part of our business, was instrumental in his selection as a member of our board of directors. Since May 2003, Mr. Byron has served as chairman of MG, LLC, d/b/a Tranzact, a marketing services firm that helps companies acquire customers and manage complex transactions by combining expertise in developing customer acquisition strategies with experience in applying technology. He has also served as an advisor to Apollo on large marketing and media related transactions. In 1997, Mr. Byron founded Paradigm Direct and served as its chief executive officer until its sale to Mosaic Group, Inc., a Canadian marketing services firm. After the sale, Paradigm Direct changed its name to Mosaic Performance Solutions North America and Mr. Byron served as its chief executive officer until December 2001. Mr. Byron was designated by the initial stockholders of Polaris as a director pursuant to the Shareholders’ Agreement.

Andrew P. Hines. Mr. Hines has served as a member of our board of directors since March 2009. Mr. Hines has been a principal of Hines and Associates, a financial management consulting firm since July 2010. From September 2009 to June 2010, Mr. Hines served as Executive Vice President/Chief Financial Officer of World

Color Press Inc. (formerly Quebecor World), a company which provided high-value and comprehensive print, digital, and related services to businesses worldwide. From October 2006 to August 2009, Mr. Hines was a principal of Hines and Associates, and from October 2005 to September 2006, he served as Vice President and Chief Financial Officer of GenTek, Inc., a manufacturer of industrial components and performance chemicals. Mr. Hines currently serves on the board of directors of Tronox, Inc. and C&D Technologies, Inc. where he serves as the chairman of each company’s audit committee. From November 2003 through 2007, Mr. Hines served as a director of Superior Essex, Inc., where he served as the chairman of their audit committee. Mr. Hines has extensive experience as a senior financial executive and financial management consultant, which was instrumental in his selection as a member of our board of directors. Mr. Hines is the chairman of our audit committee.

Warren N. Lieberfarb. Mr. Lieberfarb has served as a member of our board of directors since March 2009. Mr. Lieberfarb is the Chairman and Chief Executive Officer of Warren N. Lieberfarb & Associates LLC, a boutique consulting and investment firm focused on digital media technology and distribution, and managing partner of Gristmill Ventures Inc., a technology company engaged in the development of digital content security systems in collaboration with IBM, and with investor participation from Warner Bros. Home Entertainment Inc., a Time Warner Company. From 1984 until December 2002, Mr. Lieberfarb was President of Warner Home Video, a subsidiary of Warner Bros. Entertainment and a global leader in the creation, distribution, and marketing of theatrical motion pictures and television programming on video/DVD. He previously served on the University of Pennsylvania’s Board of Trustees and the Undergraduate Advisory Board and the Library of Overseers of the Wharton School. From 2003 through 2008, Mr. Lieberfarb served as a director of Sirius Satellite Radio, Inc. Mr. Lieberfarb has extensive experience in the media and content delivery fields and has prior experience with telematics through his involvement with Sirius Satellite Radio, Inc., which was instrumental in his selection as a member of our board of directors. Mr. Lieberfarb serves on our audit and compensation committees. Mr. Lieberfarb was designated by Apollo as a director pursuant to the Shareholders’ Agreement.

Steven Martinez. Mr. Martinez has served as a member of our board of directors since March 2009. Mr. Martinez is a partner at Apollo. Prior to joining Apollo in 2000, he worked for Goldman Sachs & Company and Bain and Company. Mr. Martinez also serves on the board of directors of Goodman Global Holdings, Inc., Rexnord Global Holdings and Jacuzzi Brands, Inc., Prestige Cruise Holdings and NCL Corp Ltd. Mr. Martinez served on the board of Allied Waste Holdings from March 2006 through July 2007 and also on the board of Hayes Lemmerz International, Inc. Mr. Martinez has significant experience making and managing private equity investments on behalf of Apollo and has over 15 years of experience financing, analyzing and investing in public and private companies, which was instrumental in his selection as a member of our board of directors. Mr. Martinez was designated by Apollo as a director pursuant to the Shareholders’ Agreement.

Matthew H. Nord. Mr. Nord has served as a member of our board of directors since March 2009 and was a member of Old HTI’s board of directors from December 2006 until the Merger. Mr. Nord is a partner of Apollo and has been associated with Apollo since 2003. From 2001 to 2003, Mr. Nord was a member of the Investment Banking division of Salomon Smith Barney, Inc. Mr. Nord serves on the board of directors of Affinion Group, Evertec, Noranda Aluminum, SOURCECORP and the holding company for Alcan Engineered Products. Mr. Nord graduated summa cum laude with a BS in Economics from the Wharton School of the University of Pennsylvania. Mr. Nord has significant experience making and managing private equity investments on behalf of Apollo and has over nine years of experience, financing, analyzing and investing in public and private companies, which in addition to his experience with communications businesses, including serving as a director of Old HTI from its inception through the Merger, was instrumental in his selection as a member of our board of directors. Mr. Nord serves on our compensation committee. Mr. Nord was designated by Apollo as a director pursuant to the Shareholders’ Agreement.

Aaron J. Stone. Mr. Stone has served as a member of our board of directors since March 2009. Mr. Stone is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1997. Mr. Stone has significant experience making and managing private equity investments on behalf of Apollo and has over 14 years of experience financing, analyzing and investing in public and private companies, which in addition to his experience with communications businesses, was instrumental in his selection as a member of our board of directors. Mr. Stone also serves on the board of directors of AMC Entertainment Inc., Hughes Communications, Inc., Parallel Petroleum, and Connections Academy, LLC. From 2005 to 2008, Mr. Stone served on the board of directors of SkyTerra, Intelsat Holdings, Ltd. and Mobile Satellite Ventures, LP. From 2004 to 2007, Mr. Stone served on the board of directors of Educate, Inc. Mr. Stone also serves on the board of managers of Hughes Network Systems, LLC. Mr. Stone was designated by Apollo as a director pursuant to the Shareholders’ Agreement.

Mark VanStekelenburg. Mr. VanStekelenburg has served as a member of our board of directors since March 2009. From 1992 to 1998 he was chairman, president, and chief executive officer of Rykoff-Sexton/US Foodservice Inc. Mr. VanStekelenburg is also a member of the board of directors of Bergensons Property Services, Inc., Chemco, Inc., and JSI Store Fixtures Inc. He is also a member of the Advisory Boards of Champlain Capital Partners, LLC and an Honorary Member of the board of trustees and a member of the audit committee of the March of Dimes. Mr. VanStekelenburg has significant experience as the chief executive officer of a public company and extensive operational and financial experience, which was instrumental in his selection as a member of our board of directors. Mr. VanStekelenburg serves on our audit committee.

Meetings and Committees of the Board of Directors

During the fiscal years ended December 31, 2010 and 2009, our board of directors held six and eight meetings, respectively. Although we do not have any formal policy regarding director attendance at annual stockholder meetings, we will attempt to schedule our annual meetings so that all our directors can attend. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

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

The audit committee will at all times be composed exclusively of “independent directors” who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. The board of directors has determined that Mr. Hines qualifies as an “audit committee financial expert,” as defined under applicable SEC rules and regulations. During the fiscal years ended December 31, 2010 and 2009, our audit committee held four and three meetings, respectively.

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

All of the members of the compensation committee are non-employee directors as defined under the rules of the SEC. During each of the fiscal years ended December 31, 2010 and 2009, our compensation committee held one meeting.

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

Stock price performance is expected to be a factor in determining annual compensation; however, to the extent the price of our common stock is subject to significant fluctuations due to a variety of factors outside of management’s control, the weight placed on stock performance may be lessened. It is not currently expected that there will be an exact formula for allocating between cash and non-cash compensation, although, to date, we have provided relatively little non-cash compensation, other than through stock option and restricted stock grants. Cash compensation is generally paid as earned.

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

Our directors, officers, employees and consultants may be awarded share-based compensation under either the HUGHES Telematics 2006 Stock Incentive Plan (the “2006 Plan”) or the HUGHES Telematics, Inc. 2009 Equity and Incentive Plan (the “2009 Plan”). As set forth in the table below, with the heading “Outstanding Equity Awards at Fiscal Year-End 2010,” each of our named executive officers has received stock option grants and restricted stock grants under these plans. The purpose of the plans is to promote the interests of our company, subsidiaries and stockholders by providing our directors, officers, employees and consultants with appropriate incentives and rewards to encourage them to enter into and continue in our employ or service, to acquire a proprietary interest in our long-term success and to reward the performance of individuals in fulfilling their personal responsibilities for long-range achievements.

Risks Arising from Compensation Policies and Practices

We believe that the design and governance of our executive compensation program is consistent with appropriate standards of risk management. Rather than determining incentive compensation awards based on a single metric, the compensation committee considers a balanced set of performance measures that collectively best indicate successful management of our assets and strategy. On an annual basis, the compensation committee evaluates the compensation provided to our employees, including the mix of compensation elements, so that our compensation programs reward the achievement of long-term strategic objectives as much as shorter-term business objectives. The compensation committee applies its informed judgment to compensation decisions, taking into account factors such as conservation of our capital resources and leveraging of equity and successful implementation of strategic initiatives. The use of equity awards, generally vesting over one to four years for restricted stock and stock options, aligns our executive officers’ interests with the long-term interests of our stockholders. Together, the features of our executive compensation program are intended to ensure that our compensation opportunities do not encourage excessive risk taking and focus our executives on managing our company toward long-term sustainable value for our stockholders.

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

HUGHES Telematics, Inc. 2006 Stock Incentive Plan

Our 2006 Plan provides for share-based compensation awards, including incentive stock options, non-qualified stock options and share awards, to our officers, employees, non-employee directors and non-employee consultants. There are 3,047,900 shares of common stock authorized for issuance under the 2006 Plan. The 2006 Plan is administered by the compensation committee of our board of directors which determines eligibility, amount, and other terms and conditions of awards. Options awarded under the 2006 Plan generally have a term of ten years and an exercise price equal to or greater than the fair value of the underlying shares of common stock on the date of grant. Generally, half of each award vests in equal parts over a period of three years of continued employment or service to the Company. The remaining half of each award vests upon the achievement of certain pre-established performance goals set by our board of directors. In the event an option holder’s service to us is terminated for either (i) other than good reason, as defined in the 2006 Plan, before the fifth anniversary of the holder’s service to us or (ii) cause, we may repurchase any stock obtained through the exercise of a stock option within 180 days of such holder’s termination date at a price equal to the lesser of the fair market value of the stock on the date of termination or the exercise price of the stock option. In the event an option holder’s service is terminated for any of (i) good reason, as defined in the 2006 Plan, (ii) other than cause or (iii) following the fifth anniversary of such holder’s service to us, we may repurchase any stock obtained through the exercise of a stock option within 180 days of such holder’s termination date at a price equal to the fair market value of the stock on the date of termination. The 2006 Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity based awards, as well as cash bonuses and long-term cash awards to our officers and other employees, advisors and consultants who are selected by the compensation committee.

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

The base salaries of our named executive officers are reviewed on an annual basis by the compensation committee and at the time of a promotion or a significant change in responsibility. When determining whether to increase the base salary of an executive, the compensation committee considers individual and corporate performance, individual level of responsibility, inflation, contributions to our overall success and current competitive market levels. For the year ended December 31, 2010, after consideration of general economic conditions and in an effort to preserve capital, the compensation committee did not grant salary increases to our named executive officers.

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

Factors considered by the compensation committee when determining the amount of the bonus grant include primarily corporate performance, individual performance and contributions to our overall success. After consideration of general economic conditions, and in an effort to preserve capital, the compensation committee did not grant any cash bonuses to our named executive officers for services provided during the years ended December 31, 2010, 2009 or 2008, other than to Mr. Schneider who received a cash bonus from Networkfleet for services provided in the years ended December 31, 2010, 2009 and 2008 of approximately $149,000, $88,000 and $125,000, respectively, in light of the performance and continued growth of Networkfleet. See the table below with the heading “Summary Compensation Table” for additional details of the compensation paid to our named executive officers during the years ended December 31, 2010, 2009 and 2008.

When determining equity grants to our named executive officers, the compensation committee considers the amount of cash compensation paid to the individual, as well as individual contributions to our success and participation in extraordinary transactions which occurred during the year. As the named executives other than Mr. Schneider did not receive a cash bonus for services provided during the years ended December 31, 2009 and 2008, and in light of, among other things, (i) the successful consummation of the Merger and other fundraising activities, (ii) continued progress towards the launch of our automotive manufacturer service offering with Mercedes-Benz and (iii) the level of executive ownership of our common stock, the compensation committee awarded the named executive officers other than Mr. Schneider a more significant equity grant in the year ended December 31, 2010 than in prior years. The specific amount of the grant to each individual was determined based on the executive officer’s equity ownership prior to the grant and with consideration to the executive’s bonus target. See the table below with the heading “2010 Grants of Plan Based Awards” for additional details of the equity grants made during the year ended December 31, 2010.

Grant Policies

We expect that future annual stock option or restricted stock grants to executive officers, including the named executive officers, and other employees will coincide with the meeting of the compensation committee following year-end, at which discretionary bonuses are considered. Except in the case of new hires, we do not expect the compensation committee generally to grant options on other dates. The grant date will be established when the compensation committee approves the grant. The exercise price of an option granted under the 2009 Plan will not be less than the fair market value of the common stock on the date of grant, unless otherwise provided by the compensation committee. If at the time of any planned option grant date any member of the board of directors or executive team is aware of material non-public information, we would not generally make the planned stock option grant. In such event, as soon as practical after material information is made public, the compensation committee will have a specially called meeting and/or otherwise take all necessary steps to authorize a stock option grant.

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

Summary Compensation Table

The following table sets forth information concerning compensation for our principal executive officer, principal financial officer and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2010.

Name and Principal Position	Year	Salary	Bonus(1)	Grant Date Fair Value of Stock and Option Awards(2)	All Other Compensation(3)	Total
Jeffrey A. Leddy	2010	$350,000	$—	$198,332	$9,865	$558,197
Chief Executive Officer	2009	350,000	—	1,581,049	8,946	1,939,995
	2008	351,153	—	—	11,196	362,349

Erik J. Goldman	2010	325,000	—	110,500	9,265	444,765
President	2009	325,000	—	707,249	8,817	1,041,066
	2008	306,730	—	—	12,068	318,798

Craig J. Kaufmann	2010	205,000	—	46,468	7,445	258,913
Senior Vice President Finance and Treasurer	2009	205,000	—	316,878	7,304	529,182
	2008	200,576	—	—	7,919	208,495

Robert C. Lewis(4)	2010	240,000	—	54,400	8,746	303,146
General Counsel and Secretary	2009	240,000	—	316,878	8,416	565,294
	2008	202,307	—	—	8,755	211,062

Keith J. Schneider	2010	290,000	149,350	139,669	690	579,709
President and Chief Executive Officer, Networkfleet	2009	265,000	87,927	323,029	371	588,400
	2008	265,961	125,000	—	78,199	469,160

(1)	Mr. Schneider’s bonus for services provided in the year ended December 31, 2010 was granted in March 2011 and is reflected in 2010. Mr. Schneider’s bonus for services provided in the year ended December 31, 2009 was granted in April 2010 and is reflected in 2009. Mr. Schneider’s bonus for services provided in the year ended December 31, 2008 was granted in April 2009 and is reflected in 2008. Messrs. Leddy, Goldman, Kaufmann and Lewis did not receive a cash bonus for services provided in the years ended December 31, 2010, 2009 or 2008.
(2)	The amount shown in this column represents the grant date fair value as calculated using a Black-Scholes valuation model for stock option grants and the quoted market price for restricted stock grants. In accordance with the rules of the SEC, these figures do not include estimates of forfeitures related to service-based vesting conditions. For a discussion of the assumptions used in the valuation under the accounting guidance, see Note 12 to our consolidated financial statements included in this annual report on Form 10-K.
(3)	Other compensation for Mr. Leddy includes (i) matching contributions to our 401(k) plan of $8,575 for 2010, $8,575 for 2009 and $9,077 for 2008, (ii) group term life insurance coverage in excess of $50,000 of $1,290 for 2010, $371 for 2009 and $717 for 2008 and (iii) reimbursements under a supplemental medical reimbursement insurance plan of $1,402 for 2008. Other compensation for Mr. Goldman includes (i) matching contributions to the HUGHES Telematics 401(k) plan of $8,575 for 2010, $8,575 for 2009 and $8,914 for 2008, (ii) group term life insurance coverage in excess of $50,000 of $690 for 2010, $242 for 2009 and $467 for 2008 and (iii) reimbursements under a supplemental medical reimbursement insurance plan of $2,687 for 2008. Other compensation for Mr. Kaufmann includes (i) matching contributions to the HUGHES Telematics 401(k) plan of $7,175 for 2010, $7,175 for 2009 and $7,020 for 2008, (ii) group term life insurance coverage in excess of $50,000 of $270 for 2010, $129 for 2009 and $249 for 2008 and (iii) reimbursements under a supplemental medical reimbursement insurance plan of $650 for 2008. Other compensation for Mr. Lewis includes (i) matching contributions to the HUGHES Telematics 401(k) plan of $8,296 for 2010, $8,255 for 2009 and $5,235 for 2008, (ii) group term life insurance coverage in excess of
$50,000 of $450 for 2010, $161 for 2009 and $193 for 2008 and (iii) reimbursements under a supplemental medical reimbursement insurance plan of $3,327 for 2008. Other compensation for Mr. Schneider includes (i) group term life insurance coverage in excess of $50,000 of $690 for 2010, $371 for 2009 and $414 for 2008, and (ii) reimbursement of taxes paid on amounts reimbursed for relocation expense of $77,785 for 2008.

(4)	Mr. Lewis became a full-time employee in May 2008. His salary in 2008 reflects a partial year.

2010 Grants of Plan Based Awards

The following table summarizes equity awards granted to our named executive officers during the year ended December 31, 2010.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(1)
Jeffrey A. Leddy	4/27/2010	58,333	—	$—	$198,332
Erik J. Goldman	4/27/2010	32,500	—	—	110,500
Craig J. Kaufmann	4/27/2010	13,667	—	—	46,468
Robert C. Lewis	4/27/2010	16,000	—	—	54,400
Keith J. Schneider	4/27/2010	19,539	30,000	3.40	139,669

(1)	The amount shown in this column represents the grant date fair value as calculated using a Black-Scholes valuation model for stock option grants and the quoted market price for restricted stock grants. In accordance with the rules of the SEC, these figures do not include estimates of forfeitures related to service-based vesting conditions. For a discussion of the assumptions used in the valuation under the accounting guidance, see Note 12 to our consolidated financial statements included in this annual report on Form 10-K.

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

Outstanding Equity Awards

The following table summarizes the outstanding equity award holdings of our executive officers as of December 31, 2010.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Jeffrey A. Leddy	84,096	—	403,567	$2.47	11/30/17	(1)	80,000	(14)	$232,000
	—	175,000	175,000	5.19	6/5/19	(2)	58,333	(15)	169,166

Erik J. Goldman	63,072	—	302,675	2.47	11/30/17	(3)	40,000	(14)	116,000
	—	75,000	75,000	5.19	6/5/19	(4)	32,500	(15)	94,250

Craig J. Kaufmann	5,606	—	37,064	1.65	1/8/17	(5)	20,000	(14)	58,000
	6,306	—	30,268	2.47	11/30/17	(6)	13,667	(15)	39,634
	—	60,000	—	5.19	6/5/19	(7)	—		—

Robert C. Lewis	5,606	—	37,064	1.65	3/9/17	(8)	20,000	(14)	58,000
	6,306	—	30,268	2.47	11/30/17	(9)	16,000	(15)	46,400
	—	60,000	—	5.19	6/5/19	(10)	—		—

Keith J. Schneider	8,409	—	28,167	1.65	4/11/17	(11)	7,500	(14)	21,750
	—	80,000	—	5.19	6/5/19	(12)	19,539	(15)	56,663
	—	30,000	—	3.40	4/27/20	(13)	—		—

(1)	This option award was granted on November 30, 2007 and vests as follows: (i) 365,748 shares vest in three equal installments on November 30, 2008, November 30, 2009 and November 30, 2010, provided that 281,652 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014; and (ii) 121,915 shares vest upon the execution of an additional agreement with an additional automaker, provided that 93,883 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.
(2)	This option award was granted on June 5, 2009 and vests as follows: (i) 175,000 shares vest in three installments of 87,500 shares on June 5, 2011, 43,750 shares on June 5, 2012 and 43,750 shares on June 5, 2013; and (ii) 175,000 shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.
(3)	This option award was granted on November 30, 2007 and vests as follows: (i) 274,311 shares vest in three equal installments on November 30, 2008, November 30, 2009 and November 30, 2010, provided that 211,239 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014; and (ii) 91,436 shares vest upon the execution of an additional agreement with an additional automaker, provided that 70,412 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.
(4)	This option award was granted on June 5, 2009 and vests as follows: (i) 75,000 shares vest in three installments of 37,500 shares on June 5, 2011, 18,750 shares on June 5, 2012 and 18,750 shares on June 5, 2013; and (ii) 75,000 shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.
(5)	This option award was granted on January 8, 2007 and vests as follows: (i) 24,384 shares vest in two equal installments on August 1, 2008 and August 1, 2009, provided that 18,778 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014; and (ii) 18,286 shares vest upon the execution of an additional agreement with an additional automaker, provided that 14,081 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.

(6)	This option award was granted on November 30, 2007 and vests as follows: (i) 27,432 shares vest in three equal installments on November 30, 2008, November 30, 2009 and November 30, 2010, provided that 21,126 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014; and (ii) 9,142 shares vest upon the execution of an additional agreement with an additional automaker, provided that 7,040 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.
(7)	This option award was granted on June 5, 2009 and vests in three installments of 30,000 shares on June 5, 2011, 15,000 shares on June 5, 2012 and 15,000 shares on June 5, 2013.
(8)	This option award was granted on March 9, 2007 and vests as follows: (i) 24,384 shares vest in two equal installments on August 1, 2008 and August 1, 2009, provided that 18,778 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014; and (ii) 18,286 shares vest upon the execution of an additional agreement with an additional automaker, provided that 14,081 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.
(9)	This option award was granted on November 30, 2007 and vests as follows: (i) 27,432 shares vest in three equal installments on November 30, 2008, November 30, 2009 and November 30, 2010, provided that 21,126 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014; and (ii) 9,142 shares vest upon the execution of an additional agreement with an additional automaker, provided that 7,040 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.
(10)	This option award was granted on June 5, 2009 and vests in three installments of 30,000 shares on June 5, 2011, 15,000 shares on June 5, 2012 and 15,000 shares on June 5, 2013.
(11)	This option award was granted on April 11, 2007 and vests in three equal installments on April 9, 2008, April 9, 2009 and April 9, 2010, provided that 28,167 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.
(12)	This option award was granted on June 5, 2009 and vests in three installments of 40,000 shares on June 5, 2011, 20,000 shares on June 5, 2012 and 20,000 shares on June 5, 2013.
(13)	This option award was granted on April 27, 2010 and vests in three installments of 15,000 shares on April 27, 2012, 7,500 shares on April 27, 2013 and 7,500 shares on April 27, 2014.
(14)	These restricted stock awards were granted on June 5, 2009 and vest on June 5, 2012.
(15)	These restricted stock awards were granted on April 27, 2010 and vest in two installments with half of the shares vesting on April 27, 2011 and half of the shares vesting on April 27, 2012.

Option Exercises and Stock Vested

No stock options were exercised and no restricted stock vested by our executive officers during the year ended December 31, 2010.

Pension Benefits and Non-qualified Deferred Compensation

None of our executive officers participates in or has an account balance in qualified or non-qualified defined benefit pension plans or non-qualified defined contribution plans sponsored by us.

Potential Payments Upon Termination or Change-in-Control

We have entered into an employment agreement with Keith J. Schneider that provides for severance payments to be made in the event that Mr. Schneider’s employment is terminated by us without “cause” or if Mr. Schneider terminates his employment with us for “good reason” (both terms as defined in the agreement). In this event, Mr. Schneider would be entitled to severance pay equal to one year’s base salary and bonus, subject to Mr. Schneider’s execution and non-revocation of a release of claims in favor of us and our affiliates, and his agreement to make himself available for consultation and transition services for a 90-day period following such termination of employment. If Mr. Schneider’s employment with us had been terminated under qualifying circumstances on December 31, 2010, he would have been entitled to severance pay having an aggregate value not exceeding $435,000. Other material terms of Mr. Schneider’s employment agreement with us are set forth above in the section entitled “Compensation Discussion and Analysis—Employment Agreements.”

None of our executive officers is contractually entitled to payment upon a change of control.

Director Compensation

Each of our non-employee directors receives an annual retainer for service on our board of directors, along with reimbursement of expenses incurred in connection with attending each meeting. The following table sets forth a summary of the compensation we paid to our non-employee directors for the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Grant Date Fair Value of Stock Awards ($)	Total ($)
Andrew D. Africk	$20,000	$—	$20,000
Marc V. Byron	20,000	—	20,000
Andrew P. Hines	35,000	—	35,000
Warren N. Lieberfarb	30,000	—	30,000
Steven Martinez	20,000	—	20,000
Matthew H. Nord	20,000	—	20,000
Aaron J. Stone	20,000	—	20,000
Mark VanStekelenburg	30,000	—	30,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the beneficial ownership as of March 14, 2011. The table sets forth the actual beneficial ownership of our common stock by the following individuals or entities:

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

As of March 14, 2011, 94,103,976 shares of our common stock were issued and outstanding, of which 58,498,131 were earn-out shares or sponsor earn-out shares placed in escrow pursuant to the Escrow Agreement, to be released contingent upon our common stock meeting specified share price targets prior to March 31, 2014. The information presented under Column A in the table below reflects beneficial ownership excluding all shares subject to earn-out. Note that the beneficial ownership percentages under Column A do not reflect the voting power beneficially owned by these individuals and entities because their earn-out shares may be voted without restriction, which will have the net effect of increasing the voting power held by the stockholders holding such earn-out shares and decreasing the voting power held by other stockholders. The information presented under Column B in the table below reflects beneficial ownership including all shares subject to earn-out and reflects the voting power beneficially owned by the listed individuals and entities.

We have assumed no exercise of the outstanding warrants or options (other than, in the case of each individual or entity listed in the table below, warrants or stock options held by that individual or entity that will be exercisable for our common stock within 60 days of March 14, 2011).

	Column A			Column B
	Beneficial Ownership (Excluding Earn-out Shares)			Beneficial Ownership (Including Earn-out Shares)
Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Common Stock	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Common Stock
Apollo Management V, L.P.	18,016,220	(2)	46.5%	63,517,284	(3)	65.4%
Wellington Management Company, LLP	6,169,227	(4)	17.3%	9,919,227	(5)	10.5%
Jeffrey A. Leddy	306,526	(6)	0.9%	869,829	(7)	0.9%
Erik J. Goldman	219,669	(8)	0.6%	712,559	(9)	0.8%
Craig J. Kaufmann	52,588	(10)	0.1%	115,962	(11)	0.1%
Robert C. Lewis	54,921	(12)	0.2%	118,295	(13)	0.1%
Keith J. Schneider	35,448	(14)	0.1%	63,615	(15)	0.1%
Andrew D. Africk	46,512	(16)	0.1%	81,720	(17)	0.1%
Marc V. Byron	1,662,343	(18)	4.6%	2,237,262	(19)	2.4%
Andrew P. Hines	36,000	(20)	0.1%	36,000	(20)	0.0%
Warren N. Lieberfarb	36,000	(20)	0.1%	36,000	(20)	0.0%
Steven Martinez	36,000	(21)	0.1%	36,000	(21)	0.0%
Matthew H. Nord	46,512	(22)	0.1%	81,720	(23)	0.1%
Aaron J. Stone	36,000	(24)	0.1%	36,000	(24)	0.0%
Mark VanStekelenburg	36,000	(20)	0.1%	36,000	(20)	0.0%
All current directors and named executive officers as a group (13 persons)	2,604,519	(25)	7.1%	4,460,962	(26)	4.7%

(1)	Unless otherwise indicated, the business address of the individuals who are our current officers and directors is 2002 Summit Boulevard, Suite 1800, Atlanta, Georgia 30319.
(2)

Includes (i) 12,373,560 shares of common stock held by Communications LLC, (ii) 1,292,660 shares of common stock held by PLASE HT, (iii) 3,000,000 shares of common stock issuable upon exercise of warrants held by PLASE HT, (iv) 1,300,000 shares of common stock held by HCI and (v) 50,000 shares of common stock held by HNS. Apollo Management V, L.P. (“Management V”) is the manager of Communications LLC. Apollo Management, L.P. (“Management”), an SEC registered investment adviser, is the sole member and manager of AIF V Management, LLC (“Management V GP”), which is the general partner of Management V. Apollo Management GP, LLC (“Management GP”) is the general partner of Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP. The general partner of Management Holdings is Apollo Management Holdings GP, LLC (“Management Holdings GP”). AIF V PLASE has been delegated management authority for PLASE HT. Apollo Advisors V, L.P. (“Advisors V”) is the general partner of AIF V PLASE. Apollo Capital Management V, Inc. (“Capital Management V”) is the general partner of Advisors V. Apollo Principal Holdings I, L.P. (“Principal Holdings”) is the sole stockholder of Capital Management V, and Apollo Principal Holdings I GP, LLC (“Apollo Principal GP”) is the general partner of Principal Holdings. According to a Schedule 13D filed on April 10, 2009, Apollo Investment Fund IV, L.P. and other investment funds affiliated with Apollo Investment Fund IV’s manager, Apollo Management IV, L.P. or general partner, Apollo Advisors IV, L.P., controlled approximately 57.7% of the voting power of HCI. HNS is a wholly-owned subsidiary of HCI. Management is the managing general partner of Apollo Management IV, L.P. Apollo Capital Management IV, Inc. (“Capital Management IV”) is the general partner of Apollo Advisors IV, L.P. Principal Holdings is the sole stockholder of Capital Management IV. Leon Black, Joshua Harris and Marc Rowan are the principal executive officers and managers of Management Holdings GP and Apollo Principal GP, and as such may be deemed to have voting and/or dispositive powers with respect to the shares owned by Communications LLC, PLASE HT, HCI and HNS. Each of Messrs. Black, Harris and Rowan disclaims beneficial ownership of any shares of common stock owned or to be received by Apollo, except to the extent of any pecuniary interest therein. The business address of Management V is 9 West 57th Street, 43rd Floor, New York, New York 10019.
(3)	Includes (i) the shares of common stock described in footnote (2) above, (ii) 41,440,731 earn-out shares held by Communications LLC, (iii) 2,110,333 earn-out shares held by PLASE HT and (iv) 1,950,000 earn-out shares held by HCI.
(4)	Includes shares of common stock held by investment advisory clients of Wellington Management. Wellington Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended. Wellington Management, in such capacity, may be deemed to share beneficial ownership over the shares held by its client accounts. The business address of Wellington Management is 75 State Street, Boston, Massachusetts 02109.
(5)	Includes the shares of common stock described in footnote (4) above and 3,750,000 earn-out shares held by investment advisory clients of Wellington Management.
(6)	Includes (i) 68,586 shares of common stock held by Mr. Leddy, (ii) 15,511 shares of common stock held by the Jeffrey A. Leddy Grantor Retained Annuity Trust, (iii) 138,333 shares of restricted common stock granted to Mr. Leddy under the 2009 Plan and (iv) 84,096 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days.
(7)	Includes (i) the shares of common stock described in footnote (6) above, (ii) 195,560 earn-out shares held by Mr. Leddy, (iii) 86,091 earn-out shares held by the Jeffrey A. Leddy Grantor Retained Annuity Trust, and (iv) 281,652 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.
(8)	Includes (i) 84,097 shares of common stock held by Mr. Goldman, (ii) 72,500 shares of restricted common stock granted to Mr. Goldman under the 2009 Plan and (iii) 63,072 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days.
(9)	Includes (i) the shares of common stock described in footnote (8) above, (ii) 281,651 earn-out shares held by Mr. Goldman and (iii) 211,239 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.
(10)	Includes (i) 7,009 shares of common stock currently held by Mr. Kaufmann, (ii) 33,667 shares of restricted common stock granted to Mr. Kaufmann under the 2009 Plan and (iii) 11,912 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days.
(11)	Includes (i) the shares of common stock described in footnote (10) above, (ii) 23,470 earn-out shares held by Mr. Kaufmann and (iii) 39,904 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.
(12)	Includes (i) 7,009 shares of common stock currently held by Mr. Lewis, (ii) 36,000 shares of restricted common stock granted to Mr. Lewis under the 2009 Plan and (iii) 11,912 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days.
(13)	Includes (i) the shares of common stock described in footnote (12) above, (ii) 23,470 earn-out shares held by Mr. Lewis and (iii) 39,904 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.
(14)	Includes 27,039 shares of restricted common stock granted to Mr. Schneider under the 2009 Plan and 8,409 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days.
(15)	Includes the shares of common stock described in footnote (14) above and 28,167 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.
(16)	Includes 36,000 shares of restricted common stock granted to Mr. Africk under the 2009 Plan and 10,512 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days. Does not include any shares of common stock held by Communications LLC, PLASE HT, HCI or HNS, each of which is an affiliate of Apollo, of which Mr. Africk is a senior partner. Mr. Africk disclaims beneficial ownership of any shares of common stock owned by any affiliates of Apollo, except to the extent of any pecuniary interest therein.
(17)	Includes the shares of common stock described in footnote (16) above and 35,208 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.
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

(19)	Includes (i) the shares of common stock described in footnote (18) above, (ii) 333,026 earn-out shares held by Byron Business Ventures XX, LLC and (iii) 241,893 earn-out shares held by Trivergance.
(20)	Includes shares of restricted common stock granted under the 2009 Plan.
(21)	Includes shares of restricted common stock granted to Mr. Martinez under the 2009 Plan. Does not include any shares of common stock held by Communications LLC, PLASE HT, HCI or HNS, each of which is an affiliate of Apollo, of which Mr. Martinez serves as a partner. Mr. Martinez disclaims beneficial ownership of any shares of common stock owned by any affiliates of Apollo, except to the extent of any pecuniary interest therein.
(22)	Includes 36,000 shares of restricted common stock granted to Mr. Nord under the 2009 Plan and 10,512 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days. Does not include any shares of common stock held by Communications LLC, PLASE HT, HCI or HNS, each of which is an affiliate of Apollo, of which Mr. Nord serves as a principal. Mr. Nord disclaims beneficial ownership of any shares of common stock owned by any affiliates of Apollo, except to the extent of any pecuniary interest therein.
(23)	Includes the shares of common stock described in footnote (22) above and 35,208 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.
(24)	Includes shares of restricted common stock granted to Mr. Stone under the 2009 Plan. Does not include any shares of common stock held by Communications LLC, PLASE HT, HCI or HNS, each of which is an affiliate of Apollo, of which Mr. Stone serves as a senior partner. Mr. Stone disclaims beneficial ownership of any shares of common stock owned by any affiliates of Apollo, except to the extent of any pecuniary interest therein.
(25)	Includes (i) 908,555 shares of common stock, (ii) 900,000 shares of common stock issuable upon the exercise of warrants, (iii) 595,539 shares of restricted common stock granted under the 2009 Plan and (iv) 200,425 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days.
(26)	Includes (i) the shares of common stock described in footnote (25) above, (ii) 1,185,161 earn-out shares, and (iii) 671,282 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.

Securities Authorized for Issuance under Equity Compensation Plans and Individual Arrangements

The following table and notes thereto set forth, as of December 31, 2010, information with respect to shares of our common stock which may be issued under existing equity compensation plans and individual arrangements.

Plan Category	Number of Shares of Common Stock To Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by stockholders	3,800,957	$3.33	733,905
Equity compensation plans and individual arrangements not approved by stockholders	—	—	—

Total	3,800,957	$3.33	733,905

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

In December 2009, we entered into the Second Lien Credit Agreement with PLASE HT, as administrative agent, collateral agent and original lender, pursuant to which we issued indebtedness due October 1, 2013 with an original principal amount of $15.0 million. The loans under the Second Lien Credit Agreement bear interest at 9.00% per annum, payable-in-kind, and are guaranteed by all of our existing and future domestic subsidiaries. The loans are secured by a second priority lien on substantially all of our tangible and intangible assets. The liens granted in connection with the Second Lien Credit Agreement are expressly subject and subordinated to the liens securing our obligations under the First Lien Credit Agreement. In connection with the issuance of the Second Lien Credit Agreement, we issued PLASE HT a warrant to purchase 3,000,000 shares of common stock at an exercise price of $6.00 per share and entered into a customary registration rights agreement. As a result of the private placement completed on May 13, 2010, the exercise price of the warrant was adjusted to $5.99 per share.

In December 2009, AIF V PLASE transferred its ownership in all of its equity and debt interests of us, including its holding of senior secured term indebtedness, the senior subordinated unsecured promissory note and common stock, to PLASE HT.

Hughes Communications, Inc. and Hughes Network Systems, LLC

In July 2006, HNS, a wholly-owned subsidiary of HCI, which is controlled by investment funds that are affiliates of Apollo, granted a limited license to us allowing us to use the HUGHES trademark. The license is limited in that we may use the HUGHES trademark only in connection with our business of automotive telematics and only in combination with the Telematics name. As partial consideration for the license, the agreement provides that HNS will be our preferred engineering services provider. The license is royalty-free, except that we agreed to commence paying a royalty to HNS in the event we no longer have a commercial or affiliated relationship with HNS. As contemplated by the license terms and while the definitive agreement governing the relationship was being negotiated, HNS provided engineering development services to us pursuant to an Authorization to Proceed. In January 2008, we executed a definitive agreement with HNS pursuant to which HNS continued to provide us with engineering development and manufacturing services. For the years ended December 31, 2010, 2009 and 2008, HNS provided approximately $0.5 million, $23.4 million and $30.9 million of services, respectively, to us. As of December 30, 2010 and 2009, we had an outstanding balance, not including the senior unsecured promissory note discussed below, of $0 and approximately 0.2 million, respectively, payable to HNS.

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

In December 2009, we issued to HNS a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on the equipment financing arrangement owed to HNS. The promissory note accrued interest at a rate of 12.00% per annum, compounded annually, and was to become due and payable on December 31, 2010. We were required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and Second Lien Credit Agreement and certain other limitations, to the extent we sold any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we were required to make unscheduled prepayments of principal on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs).

On November 5, 2010, we and HNS agreed to amend the promissory note to (i) extend the maturity date to December 31, 2011, (ii) revise the schedule of principal payments and (iii) provide that the approximately $1.0 million of accrued and unpaid interest shall be paid on December 31, 2010 with all future accrued interest on the promissory note paid quarterly in arrears. Pursuant to the terms of the amended promissory note, we made scheduled principal payments of $0.5 million on each of October 15, 2010 and December 31, 2010 and are required to make scheduled principal payments of $0.5 million on April 15, 2011, approximately $0.8 million on July 15, 2011, $1.5 million on October 15, 2011 and the balance on December 31, 2011. In connection with the amendment to the promissory note, we issued 50,000 shares of common stock to HNS as an amendment fee. During the year ended December, 31, 2010, we repaid approximately $2.7 million of principal and paid approximately $1.0 million of interest on the senior unsecured promissory note. As of December 31, 2010 and 2009, the outstanding balance on the senior unsecured promissory note, including accrued interest, was approximately $5.6 million and $8.5 million, respectively.

HCI is controlled by investment funds affiliated with Apollo. In addition, three members of our board of directors, including Mr. Leddy, our chief executive officer, and Messrs. Africk and Stone, board members affiliated with Apollo, are members of the board of managers of HNS and the board of directors of HCI. In addition, Mr. Leddy owns less than 1% of the equity of HCI and approximately 16% of the non-voting Class B membership interests of HNS.

Trivergance Business Resources, LLC and Trivergance, LLC

In September 2008, we entered into a services agreement with TBR, an affiliate of Mr. Byron, a member of our board of directors, pursuant to which TBR provided a marketing assessment and other research to aid in creating a marketing and retention platform for us. We paid TBR a fee of approximately $0.2 million, reasonable and customary travel expenses and certain other expenses incurred in connection with the engagement. Additionally, in November 2008, we entered into a letter agreement with TBR pursuant to which we engaged TBR to provide certain marketing services in exchange for an approximately $0.1 million monthly draw against a per subscriber fee payable on certain subscribers acquired beginning in November 2008 and continuing through December 2010. In January 2010, the parties entered into an amended agreement to remove the per-subscriber fee and continue under a fixed fee retainer of approximately $0.1 million per month. For the years ended December 31, 2010, 2009 and 2008, TBR provided approximately $1.5 million, $1.5 million and $0.1 million of services, respectively, to us.

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

In our two most recent fiscal years, we paid the following amounts to PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm:

	Year Ended December 31,
	2010	2009
	(in thousands)
Audit fees(1)	$738	$767
Audit-related fees(2)	19	17
Tax fees(3)	73	65
All other fees(4)	8	—

Total	$838	$849

(1)	Audit fees consist of fees for the audit of our consolidated financial statements included in our annual report on Form 10-K, for the reviews of the interim quarterly financial statements included in our quarterly reports on Form 10-Q and for consent letters and other services related to registration statements filed with the SEC. In addition, audit fees for the year ended December 31, 2010 include fees for the audit of our majority owned subsidiary, Lifecomm.
(2)	Audit-related fees for the year ended December 31, 2010 consist of fees billed for assurance and related services that are reasonably related to the performance of an audit or review of our consolidated financial statements, including for accounting and auditing consultation services. Audit-related fees for the year ended December 31, 2009 consist of fees billed for review and consultation provided in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
(3)	Tax fees consist of fees for the preparation of state and federal tax returns.
(4)	All other fees consist of fees for consultation on regulatory and other matters.

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

Dated: March 16, 2011	HUGHES TELEMATICS, INC.

	By:	/S/ JEFFREY A. LEDDY
	Name:	Jeffrey A. Leddy
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 16, 2011. This document may be executed by the signatories hereto on any number of counterparts, all of which shall constitute one and the same instrument.

Name	Position	Date

/S/ JEFFREY A. LEDDY Jeffrey A. Leddy	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2011

/S/ CRAIG J. KAUFMANN Craig J. Kaufmann	Senior Vice President Finance and Treasurer (Principal Financial and Accounting Officer)	March 16, 2011

/S/ ANDREW D. AFRICK Andrew D. Africk	Director	March 16, 2011

/S/ MARC V. BYRON Marc V. Byron	Director	March 16, 2011

/S/ ANDREW P. HINES Andrew P. Hines	Director	March 16, 2011

/S/ WARREN N. LIEBERFARB Warren N. Lieberfarb	Director	March 16, 2011

/S/ STEVEN MARTINEZ Steven Martinez	Director	March 16, 2011

/S/ MATTHEW H. NORD Matthew H. Nord	Director	March 16, 2011

/S/ AARON J. STONE Aaron J. Stone	Director	March 16, 2011

/S/ MARK VANSTEKELENBURG Mark VanStekelenburg	Director	March 16, 2011

EXHIBIT INDEX

Exhibit No.	Description
2.1	Second Amended and Restated Merger Agreement, dated March 12, 2009, by and among Polaris Acquisition Corp., HUGHES Telematics, Inc., and Communication Investors, LLC (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 12, 2009)

3.1	Amended and Restated Certificate of Incorporation of HUGHES Telematics, Inc. filed with the Secretary of State of the State of Delaware on March 31, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed on July 29, 2009 (File No. 000-53743))

3.2	Amended and Restated By-laws of HUGHES Telematics, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

4.2	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-145759))

4.3	Form of Unit Purchase Option (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-145759))

4.4	Form of Warrant Agreement (incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-145759))

10.1	Shareholders’ Agreement, dated as of March 31, 2009, among Polaris Acquisition Corp. and each of the Persons listed on Schedules I, II and III (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.2	Escrow Agreement, dated as of March 31, 2009, by and among Polaris Acquisition Corp., Trivergance, LLC and Continental Stock Transfer & Trust Company (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.3	Amendment to Stock Escrow Agreement, dated as of March 31, 2009, by and among Polaris Acquisition Corp., its initial stockholders and Lazard Capital Markets LLC (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.4	Amended and Restated Co-Sale and Stock Restriction Agreement, dated as of March 31, 2009, by and among Hughes Telematics, Inc., Communications Investors LLC, Apollo Investment Fund V (PLASE), L.P. and certain investors (incorporated by reference from Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-160787))

10.5	HUGHES Telematics, Inc. 2009 Equity and Incentive Plan, effective as of March 31, 2009 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.6	HUGHES Telematics, Inc. 2006 Stock Incentive Plan, effective as of November 30, 2006 (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.7	Letter Agreement, dated as of March 23, 2007, between Networkcar, Inc. and Keith Schneider (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.8	Form of Restricted Stock Agreement for directors pursuant to the HUGHES Telematics, Inc. 2009 Equity and Incentive Plan (incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 16, 2010)

Exhibit No.	Description
10.9	Form of Restricted Stock Agreement for executive officers pursuant to the HUGHES Telematics, Inc. 2009 Equity and Incentive Plan (incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 16, 2010)

10.10	Form of Option Agreement for executive officers pursuant to the HUGHES Telematics, Inc. 2009 Equity and Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on March 16, 2010)

10.11	Telematics Services Agreement, dated October 31, 2007, by and between HUGHES Telematics Inc. and Mercedes-Benz USA, LLC (confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission) (incorporated by reference from Exhibit 10.18 to the Company’s Current Report on Form 8-K/A filed on September 11, 2009)

10.12	Telematics Agreement, dated December 28, 2007, between HUGHES Network Systems, LLC and HUGHES Telematics, Inc. (confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission) (incorporated by reference from Exhibit 10.19 to the Company’s Current Report on Form 8-K/A filed on June 2, 2009)

10.13	Amended and Restated Credit Agreement, dated as of April 9, 2008, among HUGHES Telematics, Inc., the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc. as administrative agent and Morgan Stanley & Co. Incorporated as collateral agent (incorporated by reference from Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.14	First Amendment to the Amended and Restated Credit Agreement, dated December 11, 2008, among HUGHES Telematics, Inc., the lenders set forth therein, Morgan Stanley Senior Funding, Inc. as administrative agent and Morgan Stanley & Co. Incorporated as collateral agent

10.15	Second Amendment to the Amended and Restated Credit Agreement, dated December 17, 2009, among HUGHES Telematics, Inc., the lenders set forth therein, Morgan Stanley Senior Funding, Inc. as administrative agent and Morgan Stanley & Co. Incorporated as collateral agent

10.16	Third Amendment to the Amended and Restated Credit Agreement, dated May 10, 2010, among HUGHES Telematics, Inc., the lenders set forth therein, Morgan Stanley Senior Funding, Inc. as administrative agent and Morgan Stanley & Co. Incorporated as collateral agent

10.17	Fourth Amendment to the Amended and Restated Credit Agreement, dated May 19, 2010, among HUGHES Telematics, Inc., the lenders set forth therein, Morgan Stanley Senior Funding, Inc. as administrative agent and Morgan Stanley & Co. Incorporated as collateral agent

10.18	Fifth Amendment to the Amended and Restated Credit Agreement, dated February 7, 2011, among HUGHES Telematics, Inc., the lenders set forth therein, Morgan Stanley Senior Funding, Inc. as administrative agent and Morgan Stanley & Co. Incorporated as collateral agent

10.19	Assumption Agreement, dated as of March 31, 2009, among HUGHES Telematics, Inc., each Subsidiary Guarantor signatory hereto, the Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.20	Guaranty and Collateral Agreement, dated as of March 31, 2008, among HUGHES Telematics Inc., subsidiary guarantors and Morgan Stanley & Co. Incorporated (incorporated by reference from Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.21	Second Lien Credit Agreement, dated as of December 17, 2009, among HUGHES Telematics, Inc., the lenders from time to time party thereto and PLASE HT, LLC as administrative agent and collateral agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 22, 2009)

Exhibit No.	Description
10.22	First Amendment to the Second Lien Credit Agreement, dated May 10, 2010, among HUGHES Telematics, Inc., the lenders party thereto and PLASE HT, LLC as administrative agent and collateral agent

10.23	Second Amendment to the Second Lien Credit Agreement, dated May 19, 2010, among HUGHES Telematics, Inc., the lenders party thereto and PLASE HT, LLC as administrative agent and collateral agent

10.24	Third Amendment to the Second Lien Credit Agreement, dated February 7, 2011, among HUGHES Telematics, Inc., the lenders party thereto and PLASE HT, LLC as administrative agent and collateral agent (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.25	Second Lien Guaranty and Collateral Agreement, dated as of December 17, 2009, among HUGHES Telematics, Inc., the subsidiaries of HUGHES Telematics, Inc. identified therein and PLASE HT, LLC as collateral agent (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 22, 2009)

10.26	Warrant to purchase 3,000,000 shares of common stock at $6.00 per share, dated as of December 17, 2009, issued to PLASE HT, LLC, expiring December 17, 2014 (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 22, 2009)

10.27	Form of Warrants to purchase shares of common stock at $5.99 per share, dated as of February 7, 2011, expiring December 17, 2014 (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 8, 2011)

10.28	Amended and Restated Senior Unsecured Promissory Note, dated November 5, 2010, issued to Hughes Network Systems, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2010)

10.29	Amendment Agreement, dated November 5, 2010, by and between HUGHES Telematics, Inc. and Hughes Network Systems, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2010)

10.30	Stock Purchase Agreement, dated December 24, 2009, by and among HUGHES Telematics, Inc. and the Purchasers set forth therein (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 28, 2009)

10.31	Registration Rights Agreement, dated December 24, 2009, by and among HUGHES Telematics, Inc. and the Investors set forth therein (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 28, 2009)

10.32	Stock Purchase Agreement, dated May 13, 2010, by and among HUGHES Telematics, Inc. and the Purchasers set forth therein (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 17, 2010)

10.33	Registration Rights Agreement, dated May 13, 2010, by and among HUGHES Telematics, Inc. and the Investors set forth therein (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 17, 2010)

10.34	Limited Liability Company Agreement of Lifecomm LLC (confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission) (incorporated by reference from Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A filed on February 16, 2011)

10.35	Stock Purchase Agreement, dated February 7, 2011, by and among HUGHES Telematics, Inc. and the Purchasers set forth therein (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 8, 2011)

Exhibit No.	Description

10.36	Registration Rights Agreement, dated February 7, 2011, by and among HUGHES Telematics, Inc. and the Investors set forth therein (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 8, 2011)

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

31.1	Certification of Jeffrey A. Leddy, Chief Executive Officer of HUGHES Telematics, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Craig J. Kaufmann, Senior Vice President Finance and Treasurer of HUGHES Telematics, Inc., required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey A. Leddy, Chief Executive Officer of HUGHES Telematics, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Craig J. Kaufmann, Senior Vice President Finance and Treasurer of HUGHES Telematics, Inc., Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.