Form 10-Q
period 2011-03-31
HUGHES Telematics, Inc.
filed 2011-05-10
CIK 1410240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-33860
HUGHES Telematics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0443717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2002 Summit Boulevard, Suite 1800 Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)
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
As of May 9, 2011, 94,103,976 shares of the registrant’s common stock were outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1.        Financial Statements
HUGHES TELEMATICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$25,003	$14,596
Short-term investments	1,111	2,263
Accounts receivable, net	5,042	10,661
Prepaid expenses	808	933
Other current assets	2,868	3,078
Total current assets	34,832	31,531
Restricted cash	1,291	1,333
Property and equipment, net	23,276	24,516
Capitalized software, net	19,141	18,476
Intangible assets, net	11,738	12,591
Goodwill	5,169	5,169
Debt issuance costs	3,669	3,958
Other assets	11,002	11,243
Total assets	$110,118	$108,817
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,187	$6,688
Accrued liabilities	21,888	18,868
Deferred revenue	16,282	12,972
Current portion of capital lease obligations	1,717	1,772
Current portion of long-term debt	5,527	5,632
Other current liabilities	1,108	1,585
Total current liabilities	52,709	47,517
Long-term debt, net of current portion	108,792	102,669
Capital lease obligations	136	152
Long-term deferred revenue	23,770	19,337
Other liabilities	1,557	1,504
Total liabilities	186,964	171,179
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value. Authorized 10,000,000 shares, no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value. Authorized 155,000,000 shares; issued and outstanding 94,103,976 shares at March 31, 2011 and 92,675,404 shares at December 31, 2010	9	9
Additional paid-in capital	377,149	370,229
Accumulated deficit	(467,276)	(445,450)
Total HUGHES Telematics, Inc. stockholders’ deficit	(90,118)	(75,212)
Non-controlling interests in consolidated subsidiary	13,272	12,850
Total stockholders’ deficit	(76,846)	(62,362)
Total liabilities and stockholders’ deficit	$110,118	$108,817
The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Services	$13,601	$6,056
Hardware	2,362	2,111
Total revenues	15,963	8,167
Operating costs and expenses (exclusive of depreciation and amortization shown separately):
Cost of services	5,867	5,228
Cost of hardware sold	1,567	1,587
Research and development	4,278	2,020
Sales and marketing	6,904	5,132
General and administrative	10,834	8,185
Depreciation and amortization	3,528	3,481
Total operating costs and expenses	32,978	25,633
Loss from operations	(17,015)	(17,466)
Interest income	12	48
Interest expense	(5,716)	(5,296)
Loss before income taxes	(22,719)	(22,714)
Income tax expense	—	—
Net loss	(22,719)	(22,714)
Net loss attributable to non-controlling interests	893	—
Net loss attributable to HUGHES Telematics, Inc.	$(21,826)	$(22,714)
Basic and diluted loss per common share	$(0.64)	$(0.85)
Basic and diluted weighted average common shares outstanding	34,178,501	26,572,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(22,719)	$(22,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,528	3,481
Interest expense on long-term debt and capital leases	1,246	3,794
Amortization of debt issuance costs and discounts on long-term debt	1,750	1,502
Share-based compensation expense	840	587
Non-cash services contributed to consolidated subsidiary by non-controlling interests	544	—
Loss (Gain) on disposal of assets	8	(7)
Changes in assets and liabilities:
Accounts receivable, net	5,619	1,370
Prepaid expenses and other assets	467	1,482
Accounts payable and accrued and other liabilities	2,098	(84)
Deferred revenue	7,742	582
Net cash provided by (used in) operating activities	1,123	(10,007)
Cash flows from investing activities:
Purchases of short-term investments	(1,111)	(3,357)
Maturities of short-term investments	2,263	—
Purchases of property and equipment	(434)	(209)
Increase in capitalized software	(876)	(974)
Proceeds from disposal of assets	105	464
Decrease (Increase) in restricted cash	42	(206)
Net cash used in investing activities	(11)	(4,282)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of costs	4,669	—
Proceeds from the issuance of long-term debt	5,000	—
Payment of debt issuance costs	(147)	—
Repayment of capital lease obligations	(122)	(1,416)
Repayment of long-term debt	(105)	(34)
Net cash provided by (used in) financing activities	9,295	(1,450)
Net increase (decrease) in cash and cash equivalents	10,407	(15,739)
Cash and cash equivalents, beginning of period	14,596	28,368
Cash and cash equivalents, end of period	$25,003	$12,629
Supplemental non-cash disclosure:
Intangible assets and capitalized software costs contributed to consolidated subsidiary by non-controlling interests	$739	$—
Property and equipment acquired by capital lease obligations	$—	$277
The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Description of Business
HUGHES Telematics, Inc. (together with our consolidated subsidiaries, “we,” “us” and “our”) is a telematics services company that provides a suite of real-time voice and data communications services and applications for use in vehicles and is developing additional applications for use within and outside of the automotive industry. These services and applications are enabled through a state-of-the-art communications center designed with flexibility to connect various mobile devices with content, services and call centers. Within the automotive industry, our communications center allows for two way voice and data communications to vehicles and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics service provider in the United States for all new vehicles sold by Mercedes-Benz USA, LLC (“Mercedes-Benz”), and we are now the preferred provider of telematics services for all Mercedes-Benz vehicles purchased prior to November 16, 2009. These services are marketed under the mbrace® brand. In addition, our In-Drive® solution offers services to consumers or other third parties through an aftermarket hardware device that we have developed and which we intend to distribute through relationships with companies and organizations with large customer or membership bases for installation in existing vehicles. We expect to launch our In-Drive solution in the third quarter of 2011 through an agreement with a large insurance company. Additionally, through Networkfleet, Inc. (“Networkfleet”), our wholly-owned subsidiary, we currently offer remote vehicle monitoring and other data services through after-market hardware that is purchased separately and installed in fleets of vehicles.
In May 2010, we broadened our connected services beyond the automotive market to include the mobile health and wellness industry with the formation of Lifecomm, LLC (“Lifecomm”), a majority owned subsidiary founded with QUALCOMM Incorporated (“Qualcomm”), a leader in developing and delivering innovative digital wireless communications products and services, and American Medical Alert Corp. (“AMAC”), a healthcare communications company dedicated to the provision of support services to the healthcare community. Lifecomm intends to design, develop, finance and operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device that is able to communicate information to and support voice interactions between the subscriber and an emergency assistance call center. Lifecomm expects to launch its service offerings in the fourth quarter of 2011.

(2)	Basis of Presentation
We have prepared the accompanying condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include our accounts and the accounts of our wholly-owned subsidiary, Networkfleet, and our majority-owned subsidiary, Lifecomm, for periods following the formation of Lifecomm. The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 and the related notes thereto which have been included in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2011. The results of the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current presentation.
During the three months ended March 31, 2011 and the years ended December 31, 2010, 2009 and 2008, we incurred a net loss of approximately $22.7 million, $89.6 million, $163.7 million and $57.5 million, respectively. Cash flow provided by operations was approximately $1.1 million in the three months ended March 31, 2011, but we used cash in operations of approximately $25.1 million, $47.2 million and $39.1 million in the years ended December 31, 2010, 2009 and 2008, respectively. As of March 31, 2011, we had unrestricted cash, cash equivalents and short-term investments of approximately $26.1 million and an accumulated deficit of approximately $467.3 million. Of the cash, cash equivalents and short-term investments, approximately $7.8 million is held by our Lifecomm subsidiary for use in that business. We believe that the cash and cash equivalents on hand and the projected cash flows to be generated by our service offerings to Mercedes-Benz vehicles and sales of our In-Drive and Lifecomm products and services will allow us to continue operations beyond the next twelve months. Since we launched our service offerings to Mercedes-Benz vehicles about a year and a half ago and expect to launch our In-Drive and Lifecomm products and services during the year ending December 31, 2011, some or all of the assumptions underlying our projections may prove to be materially inaccurate. If so, we cannot assure you that our net losses and negative cash flow will not surpass our expectations, and thus, we may be required to raise additional capital in the future or to reduce our operating expenditures. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our existing credit facilities, or we will need to obtain waivers from the lenders. Our credit facilities contain covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in obtaining additional financing, if needed, or that we will be able to reduce our operating expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)	Lifecomm, LLC
In accordance with the applicable accounting guidance governing consolidation, we have determined that Lifecomm is a variable interest entity (“VIE”) for which we are the primary beneficiary. Accordingly, we have included Lifecomm’s financial position, results of operations and cash flows in our consolidated financial statements as of and for the three months ended March 31, 2011. As of March 31, 2011, Lifecomm’s assets consisted of approximately $6.7 million of cash and cash equivalents, approximately $1.1 million of short-term investments that are held-to-maturity, $3.0 million of intangible assets and approximately $2.0 million of capitalized software costs, and its liabilities consisted of approximately $1.5 million of accounts payable and accrued liabilities. As of December 31, 2010, Lifecomm's assets consisted of approximately $7.8 million of cash and cash equivalents, approximately $1.5 million of short-term investments that are held-to-maturity, $3.0 million of intangible assets and approximately $0.5 million of capitalized software costs, and its liabilities consisted of approximately $1.2 million of accounts payable and accrued liabilities.
Each of the initial members of Lifecomm have preemptive rights with respect to future issuances of securities by Lifecomm, as well as rights of first offer, drag-along and tag-along rights on transfers of securities by the other members. In addition, for a two year period beginning on May 12, 2014, any member (or group of members) holding at least 25% of the membership interests in Lifecomm will have the right to demand either an auction for the sale of Lifecomm or an initial public offering of Lifecomm. Should Lifecomm fail to achieve either of these liquidity events within 180 days of the demand, then to the extent at such time we hold at least 50% of the outstanding membership interests of Lifecomm and our common stock is publicly traded, each other member will be entitled on a one-time basis to exchange all of its membership interests in Lifecomm for shares of our common stock with equivalent fair market value. While we determined that such right to exchange is a freestanding derivative instrument, as the fair market value of our common stock to be issued in the exchange will be equal to the fair market value of the membership interests of Lifecomm received, the value of the derivative instrument is not material as of March 31, 2011.

(4)	Recently Adopted Accounting Pronouncements
In September 2009, the EITF issued revised guidance governing certain revenue arrangements that include software elements, which amends the scope of existing guidance to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. Additionally, the EITF issued revised guidance governing revenue arrangements with multiple deliverables, which provides a greater ability to separate and allocate the arrangement consideration in a multiple element revenue arrangement. The revised guidance requires the use of an estimated selling price to allocate arrangement consideration if vendor-specific objective evidence of selling price ("VSOE") is not available, and eliminates the residual method of allocation. This guidance was effective for us on January 1, 2011. We price and sell hardware and services separately based on VSOE, and account for hardware and services as separate units of accounting. The new accounting guidance did not have a material effect on our results of operations as it did not change our units of accounting or general timing of delivery or performance.

(5)	Long-Term Debt
The components of long-term debt were as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Senior secured term indebtedness	$70,948	$70,254
Second lien secured term indebtedness	16,674	12,250
Senior unsecured promissory note	5,527	5,632
Senior subordinated unsecured promissory notes	21,170	20,165
Total indebtedness	114,319	108,301
Less current portion	(5,527)	(5,632)
Total long-term debt, net of current portion	$108,792	$102,669
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
The senior secured term indebtedness is guaranteed by all of our existing and future domestic subsidiaries and is secured by all of our tangible and intangible assets. At our election, the term indebtedness bears interest at (i) the Prime Lending Rate plus 10.00% or (ii) for Eurocurrency borrowings, 11.00% plus the greater of London Interbank Offered Rate (“LIBOR”) or 3.00%. In accordance with an agreement between us and one of the senior secured note holders, the interest rate on term indebtedness with an initial principal amount of $5.0 million will have an interest rate of no higher than 14.00% for the term of the debt. With respect to Eurocurrency borrowings, we may elect interest periods of one, two, three, or six months (or nine or twelve months if approved by each senior secured note holder), and interest is payable in arrears at the end of each interest period but, in any event, at least every three months. With respect to all interest periods ending on or prior to March 31, 2010, the interest accrued on the senior secured term indebtedness was paid in kind in arrears with such accrued interest being added to the outstanding principal balance of the term indebtedness. With respect to all interest periods ending after March 31, 2010, the accrued interest will be paid in cash in arrears. As of each of March 31, 2011 and December 31, 2010, senior secured term indebtedness with an aggregate principal amount, including the accrued interest which had been paid in kind, of approximately $76.9 million was outstanding. As of March 31, 2011, we had elected that all outstanding amounts consist of Prime Lending borrowings which resulted in the term indebtedness bearing an interest rate of 13.25%.
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
As of each issuance date, we ascribed value to the senior secured term indebtedness and the related warrants based on their relative fair values. As such, an aggregate of $46.9 million was allocated to the senior secured term indebtedness and an aggregate of $12.1 million was allocated to the warrants. The resulting discount from the face value of the senior secured term indebtedness resulting from the ascribed value to the warrants is being amortized as additional interest expense over the term of the senior secured term indebtedness using the effective interest rate method. As of March 31, 2011, the fair value of the senior secured indebtedness approximated carrying value.
Second Lien Term Indebtedness
On December 17, 2009, we entered into a credit agreement (the “Second Lien Credit Agreement”) with PLASE HT, LLC (“PLASE HT”), as administrative agent, collateral agent and original lender, pursuant to which we issued indebtedness due October 1, 2013 with an original principal amount of $15.0 million and warrants to purchase 3,000,000 shares of common stock at an exercise price of $6.00 per share. PLASE HT is an affiliate of Apollo Global Management LLC (“Apollo”) and of our controlling stockholder, Communications Investors, LLC (“Communications LLC”). On February 7, 2011, we entered into an incremental loan commitment agreement with certain unaffiliated investors, pursuant to which we issued additional indebtedness under the Second Lien Credit Agreement with an original principal amount of $5.0 million and warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.99 per share. The loans under the Second Lien Credit Agreement bear interest at 9.00% per annum, payable-in-kind, and are guaranteed by all of our existing and future domestic subsidiaries. The loans are secured by a second priority lien on substantially all of our tangible and intangible assets, including the equity interests of our subsidiaries. The liens granted in connection with the Second Lien Credit Agreement are expressly subject and subordinated to the liens securing our obligations under the First Lien Credit Agreement.
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
We ascribed value to the indebtedness issued in connection with the Second Lien Credit Agreement and the related warrants based on their relative fair values. As such, for the loans issued on February 7, 2011 and December 17, 2009, we allocated approximately $3.6 million and $9.5 million, respectively, of the proceeds to the indebtedness and the remaining approximately $1.4 million and $5.5 million, respectively, to the warrants. The resulting discount from the face value of the indebtedness resulting from the ascribed value to the warrants will be amortized as additional interest expense over the term of the indebtedness using the effective interest rate method. As of March 31, 2011, the fair value of the indebtedness approximated carrying value.
Senior Unsecured Promissory Note
On December 18, 2009, we issued to Hughes Network Systems, LLC (“HNS”), a wholly-owned subsidiary of HUGHES Communications, Inc. (“HCI”), a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on an equipment financing arrangement owed to HNS. The promissory note accrues interest at a rate of 12.00% per annum, compounded annually, and was to become due and payable on December 31, 2010. Pursuant to the terms of the promissory note, we were required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and the Second Lien Credit Agreement and certain other limitations, to the extent we sell any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we are required to make payments on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs).
On November 5, 2010, we and HNS agreed to amend the promissory note to (i) extend the maturity date to December 31, 2011, (ii) revise the schedule of principal payments and (iii) provide that the approximately $1.0 million of accrued and unpaid interest shall be paid on December 31, 2010 with all future accrued interest on the promissory note paid quarterly in arrears. Pursuant to the terms of the amended promissory note, we made scheduled principal payments of $0.5 million on each of October 15, 2010, December 31, 2010 and April 15, 2011 and are required to make scheduled principal payments of approximately $0.8 million on July 15, 2011, $1.5 million on October 15, 2011 and the balance on December 31, 2011. In connection with the amendment to the promissory note, we issued 50,000 shares of common stock to HNS as an amendment fee.
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
At the time of issuance of each promissory note, we determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amounts that we or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. As of March 31, 2011, the fair value of the senior subordinated unsecured promissory notes approximated carrying value.

(6)	Stockholders’ Equity
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

(7)	Share-Based Compensation
In accordance with the applicable accounting guidance governing share-based payments, we record compensation expense for all share-based awards issued. For the three months ended March 31, 2011 and 2010, we recorded approximately $0.8 million and $0.6 million of compensation expense, respectively, related to share-based grants. Such compensation expense is included in research and development, sales and marketing and general and administrative expense in the accompanying consolidated statements of operations.
Stock Options
The following table reflects stock option activity for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2010	3,800,957	$3.33
Granted	—	$—
Forfeited	—	$—
Outstanding at March 31, 2011	3,800,957	$3.33	$4,074
Exercisable at March 31, 2011	427,230	$2.75	$609
The following table provides information about stock options that are outstanding and exercisable as of March 31, 2011:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)
$1.65 - $2.05	719,241	$1.76	7.0	88,996	$1.65	6.1
$2.47	1,453,230	$2.47	6.7	246,361	$2.47	6.7
$3.15 - $3.40	356,000	$3.33	8.9	30,000	$3.23	8.7
$5.19	1,272,486	$5.19	8.2	61,873	$5.19	8.2
For stock option awards outstanding as of March 31, 2011, we expect to recognize approximately $3.4 million of additional compensation expense over the remaining average service period of approximately 1.2 years.

Restricted Stock
The following table reflects restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	839,280	$4.05
Vested	(96,000)	$4.01
Outstanding at March 31, 2011	743,280	$4.06
For restricted stock awards outstanding as of March 31, 2011, we expect to record approximately $1.6 million of additional compensation expense over the remaining average service period of approximately 0.7 years.

(8)	Loss Per Common Share
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
During all periods presented, we had potential common shares that could dilute basic loss per common share in the future but have been excluded from the computation of diluted loss per common share as the effect would have been anti-dilutive. For the three months ended March 31, 2011 and 2010, there were 82,785,548 and 83,623,560 potential common shares, respectively, excluded from the computation of diluted loss per share, consisting primarily of shares of common stock issuable upon the exercise of outstanding stock options and warrants and shares of common stock held in escrow to be released to certain stockholders upon achievement of the specified price targets.

(9)	Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Our comprehensive loss for each of the three months ended March 31, 2011 and 2010 equaled our net loss.

(10)	Related Party Transactions
Apollo Global Management, LLC
Communications LLC, AIF V PLASE and PLASE HT are each affiliated with Apollo. As of March 31, 2011, Apollo, through these entities, owned approximately 61% of our outstanding common stock. HCI, also an affiliate of Apollo, owned an additional approximately 4% of our outstanding common stock. In December 2009, AIF V PLASE transferred its ownership in all of its equity and debt interests of us, including its holding of senior secured term indebtedness, the senior subordinated unsecured promissory note and common stock, to PLASE HT.
As of March 31, 2011, the affiliates of Apollo, not including HNS which is discussed below, collectively held an aggregate face value and accrued interest of $5.9 million of senior secured term indebtedness, $16.8 million of second lien secured term indebtedness and $23.6 million of senior subordinated unsecured promissory notes.
Hughes Network Systems, LLC
For the three months ended March 31, 2011 and 2010, HNS, a wholly-owned subsidiary of HCI and an affiliate of Apollo, provided no and approximately $0.3 million of services, respectively, to us. As of March 31, 2011 and December 31, 2010, we had no outstanding balance, not including the promissory note discussed below, payable to HNS.
On December 18, 2009, we issued to HNS a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on an equipment financing arrangement owed to HNS. The promissory note accrues interest at a rate of 12.00% per annum, compounded annually, and was to become due and payable on December 31, 2010. Pursuant to the terms of the promissory note, we were required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and the Second Lien Credit Agreement and certain other limitations, to the extent we sell any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we are required to make payments on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs).
On November 5, 2010, we and HNS agreed to amend the promissory note to (i) extend the maturity date to December 31, 2011, (ii) revise the schedule of principal payments and (iii) provide that the approximately $1.0 million of accrued and unpaid interest shall be paid on December 31, 2010 with all future accrued interest on the promissory note paid quarterly in arrears. Pursuant to the terms of the amended promissory note, we made scheduled principal payments of $0.5 million on each of October 15, 2010, December 31, 2010 and April 15, 2011 and are required to make scheduled principal payments of approximately $0.8 million on July 15, 2011, $1.5 million on October 15, 2011 and the balance on December 31, 2011. In connection with the amendment to the promissory note, we issued 50,000 shares of common stock to HNS as an amendment fee.
Trivergance Business Resources, LLC
For each of the three months ended March 31, 2011 and 2010, Trivergance Business Resources, LLC, an affiliate of a member of our board of directors, provided approximately $0.4 million of services to us.

(11)	Commitments and Contingencies
Contractual Payment Obligations
We have a long-term contract with an automaker pursuant to which the automaker agreed to install telematics devices in its vehicles and permit us to exclusively provide telematics services to its new customers. This contract also required us to pay the automaker for certain non-recurring costs associated with the initiation of telematics services. Pursuant to the contract, we are currently committed to pay the automaker $4.0 million during the year ending December 31, 2011.
Litigation and Claims
From time to time, we are subject to litigation in the normal course of business. We are of the opinion that, based on information presently available, the resolution of any such legal matters will not have a material adverse effect on our financial position, results of operations or our cash flows.

(12)	Segment Information
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
The following table presents certain financial information on our reportable segments:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Revenues:
HUGHES Telematics	$6,541	$21
Networkfleet	9,422	8,146
Lifecomm	—	—
Total	$15,963	$8,167
(Loss) Income from operations:
HUGHES Telematics	$(14,518)	$(17,777)
Networkfleet	(446)	311
Lifecomm	(2,051)	—
Total	$(17,015)	$(17,466)

	March 31, 2011	December 31, 2010
	(in thousands)
Total assets:
HUGHES Telematics	$80,107	$77,711
Networkfleet	17,143	18,235
Lifecomm	12,871	12,871
Total	$110,121	$108,817
Substantially all of our assets are located within the United States. As of March 31, 2011 and December 31, 2010, we included the approximately $5.2 million of goodwill in the total assets of the Networkfleet segment.
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with GAAP and should each be read together with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Private Securities Litigation Reform Act of 1995 which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “may,” “estimate,” “strive,” “intend,” “will,” “should,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, and uncertainties, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference, except as may be required by securities laws, between our actual results and those reflected in these statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. The terms “HUGHES Telematics,” “we,” “us” and “our” refer to the business, operations and financial results of HUGHES Telematics, Inc.
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
On May 12, 2010, we entered into the LLC Agreement with Qualcomm, a leader in developing and delivering innovative digital wireless communications products and services, and AMAC, a healthcare communications company dedicated to the provision of support services to the healthcare community, forming Lifecomm. Lifecomm intends to design, develop, finance and operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device that is able to communicate information to and support voice interactions between the subscriber and an emergency assistance call center. Lifecomm expects to launch its service offerings in the fourth quarter of 2011.
On August 30, 2010, we entered into an agreement with a large insurance company to provide our In-Drive telematics services to certain customers of the insurance company. Pursuant to the agreement, we will configure our telematics platform to support the program and provide our aftermarket hardware device to the insurance company’s customers to enable the delivery of telematics services to the insurance company and the insurance company’s customers. In addition, we will be responsible for, among other things, certain website development to allow the insurance company’s customers to access program information and maintenance and support of the hardware devices, including warranty. Pursuant to the agreement and subject to fulfillment of our obligations thereunder, we will receive minimum aggregate payments from the insurance company of approximately $24.1 million in the first two years of the contract for the configuration of our telematics platform to support the program, development of the program website, the final testing and deployment of the hardware device, other program launch activities and the procurement by us of an agreed upon minimum number of hardware devices which we will provide to the insurance company’s customers. During the year ended December 31, 2010 and the three months ended March 31, 2011, we received approximately $5.5 million and $2.9 million, respectively, of such amounts, and we expect to receive an additional $12.1 million during the remainder of the year ending December 31, 2011 and the remaining balance in the year ending December 31, 2012. In addition, we expect to receive recurring payments from the insurance company’s customers subject to and in connection with their subscription to the offered telematics services. We expect to launch our service to the insurance company’s customers and begin revenue generating activities in the third quarter of 2011.
Selected Segment Data
We classify our operations into three principal business segments: (i) the HUGHES Telematics segment, which provides the telematics solution which is being marketed to automakers and other parties and includes the operations relating to our contract with Mercedes-Benz and our In-Drive product offering; (ii) the Networkfleet segment, which provides an aftermarket wireless fleet management solution targeted to the local fleet market; and (iii) the Lifecomm segment, which is developing and will operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device. The following tables set forth revenues and (loss) income from operations by operating segment:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Revenues:
HUGHES Telematics	$6,541	$21
Networkfleet	9,422	8,146
Lifecomm	—	—
Total	$15,963	$8,167
(Loss) Income from operations:
HUGHES Telematics	$(14,518)	$(17,777)
Networkfleet	293	311
Lifecomm	(2,051)	—
Total	$(16,276)	$(17,466)
Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Revenues
Service revenues relate to the consideration received from the provision of Networkfleet’s monitoring and tracking services and of the mbrace services to owners and lessees of Mercedes-Benz vehicles and are recognized as revenue when earned over the applicable subscription term. Hardware revenues consist principally of the sale of Networkfleet’s telematics device. The following table sets forth information related to revenue for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Services	$13,601	$6,056
Hardware	2,362	2,111
Total revenues	$15,963	$8,167
Total revenues for the three months ended March 31, 2011 increased to approximately $16.0 million, a 95% increase from the approximately $8.2 million of total revenues for the three months ended March 31, 2010. This increase was primarily due to an approximately $6.5 million of service revenues recognized related to the mbrace service offering in the three months ended March 31, 2011 compared to less than $0.1 million of revenues recognized in the three months ended March 31, 2010 and an approximately $1.0 million, or 17% , increase in Networkfleet’s service revenues in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Units active on Networkfleet’s network increased to approximately 119,000 as of March 31, 2011, a 13% increase from the approximately 105,000 units active as of March 31, 2010. Service revenues are expected to continue to increase in future periods as (i) we continue to earn the deferred revenue related to the provision of services to paying subscribers of the mbrace service, (ii) we convert additional mbrace subscribers from a trial to a paid subscription, (iii) we transition paying subscribers from the Mercedes-Benz service formerly marketed as Tele Aid to our service platform and (iv) Networkfleet continues to sell additional hardware devices thereby growing the number of active units on its network. Further, we expect to begin generating revenue from our In-Drive service offering beginning in the third quarter of 2011 and from our Lifecomm service offering in the fourth quarter of 2011.
Hardware revenues for the three months ended March 31, 2011 increased by approximately $0.3 million as compared to the three months ended March 31, 2010 due primarily to an increase in the number of units sold from approximately 6,500 units in the three months ended March 31, 2010 to approximately 7,600 units in the three months ended March 31, 2011, an increase of 17%.
Cost of Revenues
Cost of services includes per-unit monthly charges from various wireless, mapping and roadside assistance providers and the salaries and related benefits for employees who support the call centers and manage the data centers. Cost of hardware sold consists primarily of the cost of direct materials required to produce Networkfleet’s telematics device and the cost of shipping and installing devices. The following table sets forth information related to costs of revenue for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cost of services	$5,867	$5,228
Cost of hardware	1,567	1,587
Total cost of revenues	$7,434	$6,815
Total cost of revenues increased to approximately $7.4 million for the three months ended March 31, 2011, a 9% increase from the approximately $6.8 million for the three months ended March 31, 2010. Cost of services for the three months ended March 31, 2011 consisted of approximately $3.9 million of costs related to the provision of the mbrace service to owners and lessees of Mercedes-Benz vehicles and approximately $2.0 million of costs related to the provision of Networkfleet’s service offerings. As the mbrace service launched in November 2009, during the three months ended March 31, 2010, the cost of services related to the provision of the mbrace service was incurred without the benefit of substantial related revenues because an introductory trial of six months is offered to the purchasers or lessees of new Mercedes-Benz vehicles. Accordingly, for the three months ended March 31, 2010, the cost of services related to the mbrace service significantly exceeded the revenues recognized therefrom. Cost of services related to the provision of Networkfleet’s service offerings increased approximately $0.2 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to the increased number of active units on the network. Although Networkfleet increased the number of units sold during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, cost of hardware sold was relatively unchanged during such periods due primarily to due to a lower per-unit cost of manufacturing Networkfleet’s telematics device. Excluding depreciation and amortization which is shown separately on the consolidated statements of operations, Networkfleet’s cost of revenues as a percentage of total revenues was approximately 38% in the three months ended March 31,

2011 and 41% in the three months ended March 31, 2010.
Research and Development Expense
Research and development expense consists primarily of salaries and related benefits for employees and fees paid to third parties associated with engineering and product development activities. Research and development expense for the three months ended March 31, 2011 increased to $4.3 million from $2.0 million for the three months ended March 31, 2010, an increase of $2.3 million or 112%. This increase was due primarily to approximately $1.5 million of costs incurred by Lifecomm related to the development of the wearable device to be used in connection with its mobile personal emergency response service and approximately $0.5 million of increased labor expense primarily due to the capitalization of certain internal labor costs incurred during the three months ended March 31, 2010 related to development projects that were completed during the year ended December 31, 2010. We expect research and development expense to increase in future periods as we continue the development of the Lifecomm solution and as certain costs associated with software development projects which were capitalized during the year ended December 31, 2010 will be expensed as the application development stage of such projects has been completed.
Sales and Marketing Expense
Sales and marketing expense consists primarily of (i) salaries, commissions and related benefits for employees engaged in sales initiatives and other marketing activities, (ii) certain amounts paid to Mercedes-Benz and its dealers, (iii) the costs associated with direct marketing campaigns and (iv) trade shows and other forms of advertising. Sales and marketing expense for the three months ended March 31, 2011 increased to approximately $6.9 million from approximately $5.1 million million for the three months ended March 31, 2010, an increase of approximately $1.8 million, or 35%. This increase related primarily to an approximately $1.3 million increase in direct marketing costs incurred relating to our mbrace service offering, including certain amounts payable to Mercedes-Benz and its dealers and an increase of approximately $0.3 million in labor costs as the number of employees and consultants dedicated to sales and marketing activities grew in the three months ended March 31, 2011 as we continue to develop our relationship with Mercedes-Benz and its dealers and pursue relationships with other automakers and further develop our consumer marketing strategy. We expect sales and marketing expense to increase further in future periods as we expand our sales and marketing activities and further develop our consumer strategy for Mercedes-Benz, In-Drive, Lifecomm and other potential future opportunities.
General and Administrative Expense
General and administrative expense consists primarily of facilities costs, finance, accounting, legal, information technology, human resources and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the three months ended March 31, 2011 increased to $10.8 million from $8.2 million for the three months ended March 31, 2010, an increase of $2.6 million, or 32%. This increase was due primarily to a $1.7 million increase in labor costs as we increased our operational support staff to further develop and maintain the systems and infrastructure that are necessary for our operations, an approximately $0.3 million increase in fees charged for processing credit card payments from our customers and an approximately $0.2 million increase in professional fees primarily related to legal fees that were incurred to enforce our intellectual property rights. We expect general and administrative expense to increase slightly in future periods as we increase our support teams in anticipation of the launch of our In-Drive and Lifecomm solutions.
Depreciation and Amortization
Depreciation and amortization expense includes the depreciation of property and equipment, the amortization of intangible assets and the amortization of capitalized software which is ready for its intended use. Depreciation and amortization expense was approximately $3.5 million in each of the three months ended March 31, 2011 and 2010.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2011 increased to approximately $5.7 million from approximately $5.2 million for the three months ended March 31, 2011, an increase of approximately $0.5 million. Interest expense, net for the three months ended March 31, 2011 consisted primarily of $3.6 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, $0.9 million of accrued interest and amortization of discount and debt issuance costs related to the second lien term indebtedness, $0.2 million of accrued interest related to the senior unsecured promissory note and $1.0 million of accrued interest and discount amortization related to the senior subordinated unsecured term promissory notes. Interest expense, net for the three months ended March 31, 2010 consisted primarily of $3.4 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, $0.7 million of accrued interest and amortization of discount and debt issuance costs related to the second lien term indebtedness, $0.2 million of accrued interest related to the senior unsecured promissory note and $0.9 million of interest and discount amortization related to the senior subordinated unsecured term promissory notes.
Liquidity and Capital Resources
As of March 31, 2011, we had cash, cash equivalents and short-term investments of approximately $26.1 million and restricted cash of approximately $1.3 million which secures outstanding letters of credit. Of our consolidated cash, cash equivalents and short-term investments, approximately $7.8 million is held by our Lifecomm subsidiary for use in that business. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2010 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We believe that the cash, cash equivalents and short-term investments on hand and the projected cash flows to be generated by our service offerings to Mercedes-Benz vehicles and sales of our In-Drive and Lifecomm products and services, will allow us to continue operations beyond the next twelve months. Since we launched our service offerings to Mercedes-Benz vehicles about a year and a half ago and expect to launch our In-Drive and Lifecomm products and services later this year, some or all of the assumptions underlying our projections may prove to be materially inaccurate. If so, we cannot assure you that our net losses and negative cash flow will not surpass our expectations, and thus, we may be required to raise additional capital in the future or to reduce our operating expenditures. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our existing credit facilities, or we will need to obtain waivers from the lenders. Our credit facilities contain covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in obtaining additional financing, if needed, or that we will be able to reduce our operating expenditures.
Operating Activities
For the three months ended March 31, 2011, cash provided by operating activities was approximately $1.1 million, consisting primarily of a net loss of $22.7 million offset by collection of a $6.8 million account receivable balance outstanding as of December 31, 2010, a $4.9 million increase in deferred revenue related to prepaid subscription fees from customers to the mbrace service, a $2.9 million increase in deferred revenue related to payments received from a distribution partner of our In-Drive telematics services, $1.3 million of net changes in other operating assets and liabilities, $3.5 million of depreciation and amortization, $1.2 million of interest accrued on long-term indebtedness that was paid in-kind with such accrued interest being added to the outstanding principal balance of the debt, $1.8 million of discount and debt issuance cost amortization, $0.8 million of share-based compensation expense and $0.5 million of in-kind contributions from non-controlling interests in a consolidated subsidiary. For the three months ended March 31, 2010, cash used in operating activities was approximately $10.0 million, consisting primarily of a net loss of $22.7 million, partially offset by $3.8 million of interest accrued on long-term indebtedness, of which $3.5 million related to long-term indebtedness which was paid in kind with such accrued interest being added to the outstanding principal balance of the debt, $3.5 million of depreciation and amortization, $3.3 million of net changes in operating assets and liabilities, $1.5 million of discount and debt issuance cost amortization and $0.6 million of share-based compensation expense.
Investing Activities
For the three months ended March 31, 2011, cash used in investing activities, excluding purchases and maturities of short-term investments, was approximately $1.2 million, consisting primarily of $0.6 million of capitalized software costs related to Lifecomm’s operations, $0.4 million of capital expenditures related to the HUGHES Telematics segment and $0.3 million of capitalized software costs related to Networkfleet's operations, partially offset by approximately $0.1 million of proceeds received from the disposal of equipment. For the three months ended March 31, 2010, cash used in investing activities, excluding purchases and maturities of short-term investments, was approximately $0.9 million, consisting primarily of $1.0 million of capitalized software costs related to Networkfleet’s operations, a $0.2 million increase in restricted cash and $0.2 million of capital expenditures related to the HUGHES Telematics segment, partially offset by $0.5 million of proceeds received from the disposal of equipment.
Financing Activities
For the three months ended March 31, 2011, cash provided by financing activities was approximately $9.3 million,

consisting of $4.7 million of net proceeds from the issuance of common stock and $4.9 million of net proceeds from the issuance of second lien term indebtedness, partially offset by $0.1 million of payments on capital lease obligations and a $0.1 million of repayment of long-term debt. For the three months ended March 31, 2010, cash used in financing activities was approximately $1.5 million, consisting primarily of $1.4 million of payments on capital lease obligations.
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expense during the periods presented. Although these estimates are based on management’s knowledge of current events and actions we may undertake in the future, actual results may differ from estimates. For a complete description of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2011.
Quarterly Financial Information
In the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 16, 2011, we revised our presentation of operating costs and expenses on the face of our consolidated statements of operations to state depreciation and amortization separately. This revision in presentation was intended to make our consolidated statements of operations consistent with the way management reviews and measures our business. The following table sets forth the revised presentation of our operating costs and expenses for each quarter of 2010 and 2009:

	2010				2009
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands)
Operating costs and expenses:
Cost of services	$5,228	$5,249	$5,763	$3,146	$1,566	$1,587	$1,699	$2,999
Cost of hardware sold	1,587	2,153	1,872	1,762	1,439	1,859	1,801	1,775
Research and development	2,020	1,947	2,788	4,813	8,031	8,262	6,969	3,123
Sales and marketing	5,132	5,026	5,459	5,775	2,260	2,634	2,677	3,514
General and administrative	8,185	8,401	8,314	9,845	7,218	8,370	9,766	11,432
Impairment charges	—	—	—	—	—	—	20,762	—
Depreciation and amortization	3,481	3,423	3,369	3,476	1,898	2,595	2,993	3,404
Total operating costs and expenses	$25,633	$26,199	$27,565	$28,817	$22,412	$25,307	$46,667	$26,247
Recent Accounting Pronouncements
See Item 1 of Part I of this Quarterly Report on Form 10-Q, “Financial Statements – Note 4 – Recent Accounting Pronouncements.”
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2011, we had approximately $27.4 million of cash, cash equivalents, short-term investments and restricted cash. This cash, cash equivalents, short-term investments and restricted cash is subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.
We may suffer from fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. As of March 31, 2011, we had outstanding debt with an aggregate face amount, including interest which has been paid in kind, of approximately $128.2 million, which included variable rate borrowings of approximately $76.9 million. As of March 31, 2011, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense by approximately $0.8 million.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.        Legal Proceedings
From time to time, we are subject to litigation in the normal course of business. We are of the opinion that, based on information presently available, the resolution of any such legal matters will not have a material adverse effect on our financial position, results of operations or its cash flows.
Item 1A.    Risk Factors
In evaluating our common stock, you should carefully consider, in connection with other information in this report, the risks described in Item1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 16, 2011. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our operations and business. If we do not successfully address any of these risks, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common stock may decline. We cannot assure you that we will successfully address these risks.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
On February 7, 2011, we completed a private placement of 1,428,572 shares of common stock to a group of accredited investors at a purchase price of $3.50 per share. The aggregate purchase price for the common stock sold in the private placement was approximately $5.0 million. In connection with the private placement, we entered into a registration rights agreement with the investors requiring that, among other things, we register the resale of the shares. If we do not meet certain deadlines with respect to making a registration statement covering such resale effective by August 7, 2011, then cash penalties of 1% of the purchase price per month for up to twelve months may apply.
Concurrent with the private placement, we entered into an incremental loan commitment agreement with the investors pursuant to which the investors made loans in the aggregate principal amount of approximately $5.0 million under the terms of the Second Lien Credit Agreement. In connection with the issuance of the loans under the Second Lien Credit Agreement, we issued the investors warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $5.99 per share.
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

Date: May 10, 2011	By:	/s/ JEFFREY A. LEDDY
Jeffrey A. Leddy Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	By:	/s/ CRAIG J. KAUFMANN
Craig J. Kaufmann Senior Vice President Finance and Treasurer (Principal Financial and Accounting Officer)