Form 10-Q
period 2011-06-30
HUGHES Telematics, Inc.
filed 2011-08-09
CIK 1410240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-33860
HUGHES Telematics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0443717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2002 Summit Boulevard, Suite 1800 Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)
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
As of August 8, 2011, 94,129,838 shares of the registrant’s common stock were outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1.        Financial Statements
HUGHES TELEMATICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$14,569	$14,596
Short-term investments	1,100	2,263
Accounts receivable, net	6,068	10,661
Prepaid expenses	1,236	933
Other current assets	3,780	3,078
Total current assets	26,753	31,531
Restricted cash	1,291	1,333
Property and equipment, net	22,524	24,516
Capitalized software, net	19,980	18,476
Intangible assets, net	10,884	12,591
Goodwill	5,169	5,169
Debt issuance costs	3,221	3,958
Other assets	10,736	11,243
Total assets	$100,558	$108,817
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,678	$6,688
Accrued liabilities	22,101	18,868
Deferred revenue	18,291	12,972
Current portion of capital lease obligations	1,398	1,772
Current portion of long-term debt	5,027	5,632
Other current liabilities	607	1,585
Total current liabilities	55,102	47,517
Long-term debt, net of current portion	111,568	102,669
Capital lease obligations	120	152
Long-term deferred revenue	27,587	19,337
Other liabilities	1,075	1,504
Total liabilities	195,452	171,179
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value. Authorized 10,000,000 shares, no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value. Authorized 155,000,000 shares; issued and outstanding 94,137,129 shares at June 30, 2011 and 92,675,404 shares at December 31, 2010	9	9
Additional paid-in capital	378,051	370,229
Accumulated deficit	(486,618)	(445,450)
Total HUGHES Telematics, Inc. stockholders’ deficit	(108,558)	(75,212)
Non-controlling interests in consolidated subsidiary	13,664	12,850
Total stockholders’ deficit	(94,894)	(62,362)
Total liabilities and stockholders’ deficit	$100,558	$108,817
The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Services	$14,499	$6,468	$28,100	$12,524
Hardware	2,576	2,959	4,938	5,070
Total revenues	17,075	9,427	33,038	17,594
Operating costs and expenses (exclusive of depreciation and amortization shown separately):
Cost of services	5,650	5,249	11,517	10,477
Cost of hardware sold	1,805	2,153	3,372	3,740
Research and development	4,378	1,946	8,656	3,966
Sales and marketing	5,904	5,026	12,808	10,158
General and administrative	10,206	8,401	21,040	16,586
Depreciation and amortization	3,568	3,424	7,096	6,905
Total operating costs and expenses	31,511	26,199	64,489	51,832
Loss from operations	(14,436)	(16,772)	(31,451)	(34,238)
Interest income	4	39	16	87
Interest expense	(5,972)	(5,511)	(11,688)	(10,807)
Other expense	(4)	(7)	(4)	(7)
Loss before income taxes	(20,408)	(22,251)	(43,127)	(44,965)
Income tax expense	(10)	(12)	(10)	(12)
Net loss	(20,418)	(22,263)	(43,137)	(44,977)
Net loss attributable to non-controlling interests	1,076	135	1,969	135
Net loss attributable to HUGHES Telematics, Inc.	$(19,342)	$(22,128)	$(41,168)	$(44,842)
Basic and diluted loss per common share	$(0.55)	$(0.74)	$(1.19)	$(1.58)
Basic and diluted weighted average common shares outstanding	34,999,593	30,011,566	34,592,225	28,301,504
The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(43,137)	$(44,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,096	6,905
Interest expense on long-term debt and capital leases	2,649	4,729
Amortization of debt issuance costs and discounts on long-term debt	3,591	3,038
Share-based compensation expense	1,737	1,326
Non-cash services contributed to consolidated subsidiary by non-controlling interests	1,144	53
Loss on disposal of assets	8	123
Changes in assets and liabilities:
Accounts receivable, net	4,593	478
Prepaid expenses and other assets	(608)	2,571
Accounts payable and accrued and other liabilities	2,820	2,383
Deferred revenue	13,569	7,281
Net cash used in operating activities	(6,538)	(16,090)
Cash flows from investing activities:
Purchases of short-term investments	(2,211)	(6,776)
Maturities of short-term investments	3,374	249
Purchases of property and equipment	(1,397)	(603)
Increase in capitalized software	(1,829)	(1,888)
Proceeds from disposal of assets	105	481
Decrease (Increase) in restricted cash	42	(206)
Net cash used in investing activities	(1,916)	(8,743)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of costs	4,669	14,884
Proceeds from the sale of non-controlling interests in consolidated subsidiary	—	10,000
Proceeds from the issuance of long-term debt	5,000	—
Repayment of long-term debt	(605)	(1,184)
Repayment of capital lease obligations	(495)	(2,749)
Payment of debt issuance costs	(147)	—
Proceeds from the exercise of stock options	5	—
Net cash provided by financing activities	8,427	20,951
Net decrease in cash and cash equivalents	(27)	(3,882)
Cash and cash equivalents, beginning of period	14,596	28,368
Cash and cash equivalents, end of period	$14,569	$24,486
Supplemental non-cash disclosure:
Intangible assets and capitalized software costs contributed to consolidated subsidiary by non-controlling interests	$1,639	$3,000
Property and equipment acquired by capital lease obligations	$—	$277
The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Description of Business
HUGHES Telematics, Inc. (together with our consolidated subsidiaries, “we,” “us” and “our”) is a telematics services company that provides a suite of real-time voice and data communications services and applications for use in vehicles and is developing additional applications for use within and outside of the automotive industry. These services and applications are enabled through a state-of-the-art communications center designed with flexibility to connect various mobile devices with content, services and call centers. Within the automotive industry, our communications center allows for two way voice and data communications to vehicles and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics service provider in the United States for all new vehicles sold by Mercedes-Benz USA, LLC (“Mercedes-Benz”), and we are now the preferred provider of telematics services for all Mercedes-Benz vehicles purchased prior to November 16, 2009. These services are marketed under the mbrace® brand. In addition, our In-Drive® solution offers services to consumers or other third parties through an aftermarket hardware device that we have developed and which we intend to distribute through relationships with companies and organizations with large customer or membership bases for installation in existing vehicles. We expect to launch our In-Drive solution in the third quarter of 2011 through an agreement with State Farm Mutual Automobile Insurance Company ("State Farm"). Additionally, through Networkfleet, Inc. (“Networkfleet”), our wholly-owned subsidiary, we currently offer remote vehicle monitoring and other data services through aftermarket hardware that is purchased separately and installed in fleets of vehicles.
In May 2010, we broadened our connected services beyond the automotive market to include the mobile health and wellness industry with the formation of Lifecomm, LLC (“Lifecomm”), a majority owned subsidiary founded with QUALCOMM Incorporated (“Qualcomm”), a leader in developing and delivering innovative digital wireless communications products and services, and American Medical Alert Corp. (“AMAC”), a healthcare communications company dedicated to the provision of support services to the healthcare community. Lifecomm intends to design, develop, finance and operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device that is able to communicate information to and support voice interactions between the subscriber and an emergency assistance call center. Lifecomm expects to launch its service offerings late in the fourth quarter of 2011.

(2)	Basis of Presentation
We have prepared the accompanying condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include our accounts and the accounts of our wholly-owned subsidiary, Networkfleet, and our majority-owned subsidiary, Lifecomm, for periods following the formation of Lifecomm. The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 and the related notes thereto which have been included in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2011. The results of the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current presentation.
During the six months ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008, we incurred a net loss of approximately $43.1 million, $89.6 million, $163.7 million and $57.5 million, respectively, and we used cash in operations of approximately $6.5 million, $25.1 million, $47.2 million and $39.1 million, respectively. As of June 30, 2011, we had unrestricted cash, cash equivalents and short-term investments of approximately $15.7 million and an accumulated deficit of approximately $486.6 million. Of the cash, cash equivalents and short-term investments, approximately $5.7 million is held by our Lifecomm subsidiary for use in that business. We launched our service offerings to Mercedes-Benz vehicles just over a year and a half ago and expect to launch our In-Drive and Lifecomm products and services during the year ending December 31, 2011. Some or all of the assumptions underlying our projections related to these product and service offerings may prove to be materially inaccurate, and if so, we cannot assure you that our net losses and negative cash flow will not surpass our expectations. Accordingly, we may be required to raise additional capital or to reduce our operating expenditures within the next twelve months. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our existing credit facilities, or we will need to obtain waivers from our lenders. Our credit facilities contain covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in obtaining additional financing, if needed, or that we will be able to reduce our operating expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)	Lifecomm, LLC
In accordance with the applicable accounting guidance governing consolidation, we have determined that Lifecomm is a variable interest entity (“VIE”) for which we are the primary beneficiary. Accordingly, we have included Lifecomm’s financial position, results of operations and cash flows in the accompanying condensed consolidated financial statements for periods following the formation of Lifecomm. As of June 30, 2011, Lifecomm’s assets consisted of approximately $5.2 million of cash and cash equivalents, approximately $0.5 million of short-term investments that are held-to-maturity, $3.0 million of intangible assets and approximately $3.8 million of capitalized software costs, and its liabilities consisted of approximately $1.3 million of accounts payable and accrued liabilities. As of December 31, 2010, Lifecomm's assets consisted of approximately $7.8 million of cash and cash equivalents, approximately $1.5 million of short-term investments that are held-to-maturity, $3.0 million of intangible assets and approximately $0.5 million of capitalized software costs, and its liabilities consisted of approximately $1.2 million of accounts payable and accrued liabilities.
Each of the initial members of Lifecomm have preemptive rights with respect to future issuances of securities by Lifecomm, as well as rights of first offer, drag-along and tag-along rights on transfers of securities by the other members. In addition, for a two year period beginning on May 12, 2014, any member (or group of members) holding at least 25% of the membership interests in Lifecomm will have the right to demand either an auction for the sale of Lifecomm or an initial public offering of Lifecomm. Should Lifecomm fail to achieve either of these liquidity events within 180 days of the demand, then to the extent at such time we hold at least 50% of the outstanding membership interests of Lifecomm and our common stock is publicly traded, each other member will be entitled on a one-time basis to exchange all of its membership interests in Lifecomm for shares of our common stock with equivalent fair market value. While we determined that such right to exchange is a freestanding derivative instrument, as the fair market value of our common stock to be issued in the exchange will be equal to the fair market value of the membership interests of Lifecomm received, the value of the derivative instrument is not material as of June 30, 2011.

(4)	Recently Adopted Accounting Pronouncements
In September 2009, the Emerging Issues Task Force ("EITF") issued revised guidance governing certain revenue arrangements that include software elements, which amends the scope of existing guidance to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. Additionally, the EITF issued revised guidance governing revenue arrangements with multiple deliverables, which provides a greater ability to separate and allocate the arrangement consideration in a multiple element revenue arrangement. The revised guidance requires the use of an estimated selling price to allocate arrangement consideration if vendor-specific objective evidence of selling price ("VSOE") is not available, and eliminates the residual method of allocation. This guidance was effective for us on January 1, 2011. We price and sell hardware and services separately based on VSOE, and account for hardware and services as separate units of accounting. The new accounting guidance did not have a material effect on our results of operations as it did not change our units of accounting or general timing of delivery or performance.
In May 2011, the Financial Accounting Standards Board issued updated guidance related to fair value measurements and disclosures, including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity and (iii) quantitative information required for fair value measurements categorized within level 3. Additionally, disclosure requirements have been expanded to include additional disclosure for level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance applies prospectively and is effective for us beginning January 1, 2012. We are in the process of evaluating the effects, if any, the adoption of this guidance will have on our consolidated financial statements.

(5)	Long-Term Debt
The components of long-term debt were as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Senior secured term indebtedness	$71,653	$70,254
Second lien secured term indebtedness	17,632	12,250
Senior unsecured promissory note	5,027	5,632
Senior subordinated unsecured promissory notes	22,283	20,165
Total indebtedness	116,595	108,301
Less current portion	(5,027)	(5,632)
Total long-term debt, net of current portion	$111,568	$102,669
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
The senior secured term indebtedness is guaranteed by all of our existing and future domestic subsidiaries and is secured by all of our tangible and intangible assets. At our election, the term indebtedness bears interest at (i) the Prime Lending Rate plus 10.00% or (ii) for Eurocurrency borrowings, 11.00% plus the greater of London Interbank Offered Rate (“LIBOR”) or 3.00%. In accordance with an agreement between us and one of the senior secured note holders, the interest rate on senior secured term indebtedness with an initial principal amount of $5.0 million will have an interest rate of no higher than 14.00% for the term of the debt. With respect to Eurocurrency borrowings, we may elect interest periods of one, two, three, or six months (or nine or twelve months if approved by each senior secured note holder), and interest is payable in arrears at the end of each interest period but, in any event, at least every three months. With respect to all interest periods ending on or prior to March 31, 2010, the interest accrued on the senior secured term indebtedness was paid in kind in arrears with such accrued interest being added to the outstanding principal balance of the term indebtedness. With respect to all interest periods ending after March 31, 2010, the accrued interest has been and will continue to be paid in cash in arrears. As of each of June 30, 2011 and December 31, 2010, senior secured term indebtedness with an aggregate principal amount, including the accrued interest which had been paid in kind, of approximately $76.9 million was outstanding. As of June 30, 2011, we had elected that all outstanding amounts consist of Prime Lending borrowings which resulted in the senior secured term indebtedness bearing an interest rate of 13.25%.
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
As of each issuance date, we ascribed value to the senior secured term indebtedness and the related warrants based on their relative fair values. As such, an aggregate of $46.9 million was allocated to the senior secured term indebtedness and an aggregate of $12.1 million was allocated to the warrants. The resulting discount from the face value of the senior secured term indebtedness resulting from the ascribed value to the warrants is being amortized as additional interest expense over the term of the senior secured term indebtedness using the effective interest rate method. As of June 30, 2011, the fair value of the senior secured indebtedness approximated carrying value.

Second Lien Term Indebtedness
On December 17, 2009, we entered into a credit agreement (the “Second Lien Credit Agreement”) with PLASE HT, LLC (“PLASE HT”), as administrative agent, collateral agent and original lender, pursuant to which we issued indebtedness due October 1, 2013 with an original principal amount of $15.0 million and warrants to purchase 3,000,000 shares of common stock at an exercise price of $6.00 per share (such exercise price was subsequently adjusted to $5.99 per share as a result of the private placement of our common stock completed in May 2010). PLASE HT is an affiliate of Apollo Global Management LLC (“Apollo”) and of our controlling stockholder, Communications Investors, LLC (“Communications LLC”). On February 7, 2011, we entered into an incremental loan commitment agreement with certain unaffiliated investors, pursuant to which we issued additional indebtedness under the Second Lien Credit Agreement with an original principal amount of $5.0 million and warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.99 per share. The loans under the Second Lien Credit Agreement bear interest at 9.00% per annum, payable-in-kind, and are guaranteed by all of our existing and future domestic subsidiaries. The loans are secured by a second priority lien on substantially all of our tangible and intangible assets, including the equity interests of our subsidiaries. The liens granted in connection with the Second Lien Credit Agreement are expressly subject and subordinated to the liens securing our obligations under the First Lien Credit Agreement.
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
We ascribed value to the indebtedness issued in connection with the Second Lien Credit Agreement and the related warrants based on their relative fair values. As such, for the loans issued on February 7, 2011 and December 17, 2009, we allocated approximately $3.6 million and $9.5 million, respectively, of the proceeds to the indebtedness and the remaining approximately $1.4 million and $5.5 million, respectively, to the warrants. The resulting discount from the face value of the indebtedness resulting from the ascribed value to the warrants will be amortized as additional interest expense over the term of the indebtedness using the effective interest rate method. As of June 30, 2011, the fair value of the second lien term indebtedness approximated carrying value.
Senior Unsecured Promissory Note
On December 18, 2009, we issued to Hughes Network Systems, LLC (“HNS”), an affiliate of Apollo until June 8, 2011 when Apollo sold its ownership interest in HNS' parent company, a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on an equipment financing arrangement owed to HNS. The promissory note accrues interest at a rate of 12.00% per annum, compounded annually, and was to become due and payable on December 31, 2010. Pursuant to the terms of the promissory note, we were required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and the Second Lien Credit Agreement and certain other limitations, to the extent we sell any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we are required to make payments on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs).
On November 5, 2010, we and HNS agreed to amend the promissory note to (i) extend the maturity date to December 31, 2011, (ii) revise the schedule of principal payments and (iii) provide that the approximately $1.0 million of accrued and unpaid interest shall be paid on December 31, 2010 with all future accrued interest on the promissory note paid quarterly in arrears. Pursuant to the terms of the amended promissory note, we made scheduled principal payments of $0.5 million on each of October 15, 2010, December 31, 2010 and April 15, 2011 and approximately $0.8 million on July 15, 2011 and are required to make scheduled principal payments of $1.5 million on October 15, 2011 and the balance on December 31, 2011. In connection with the amendment to the promissory note, we issued 50,000 shares of common stock to HNS as an amendment fee.
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
At the time of issuance of each senior subordinated unsecured promissory note, we determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amounts that we or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. As of June 30, 2011, the fair value of the senior subordinated unsecured promissory notes approximated carrying value.

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
In accordance with the applicable accounting guidance governing share-based payments, we record compensation expense for all share-based awards issued. For the three months ended June 30, 2011 and 2010, we recorded approximately $0.9 million and $0.7 million of compensation expense, respectively, related to share-based grants. For the six months ended June 30, 2011 and 2010, we recorded approximately $1.7 million and $1.3 million of compensation expense, respectively, related to share-based grants. Such compensation expense is included in research and development, sales and marketing and general and administrative expense in the accompanying condensed consolidated statements of operations.
Stock Options
The following table reflects stock option activity for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2010	3,800,957	$3.33
Granted	508,500	$3.90
Forfeited	(193,314)	$1.92
Exercised	(3,153)	$1.65
Outstanding at June 30, 2011	4,112,990	$3.46	$311
Exercisable at June 30, 2011	827,861	$3.90	$56
The following table provides information about stock options that are outstanding and exercisable as of June 30, 2011:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)
$1.65 - $2.05	524,774	$1.71	6.4	85,843	$1.65	5.8
$2.47	1,453,230	$2.47	6.5	250,145	$2.47	6.5
$3.15 - $3.90	862,500	$3.67	9.4	42,500	$3.21	8.4
$5.19	1,272,486	$5.19	7.9	449,373	$5.19	7.9
For stock option awards outstanding as of June 30, 2011, we expect to recognize approximately $4.4 million of additional compensation expense over the remaining average service period of approximately 1.2 years.
Restricted Stock
The following table reflects restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	839,280	$4.05
Granted	30,000	$3.30
Vested	(285,317)	$3.61
Outstanding at June 30, 2011	583,963	$4.23
For restricted stock awards outstanding as of June 30, 2011, we expect to record approximately $1.3 million of additional compensation expense over the remaining average service period of approximately 0.9 years.

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
During all periods presented, we had potential common shares that could dilute basic loss per common share in the future but have been excluded from the computation of diluted loss per common share as the effect would have been anti-dilutive. For each of the three and six months ended June 30, 2011 and each of the three and six months ended June 30, 2010, there were 83,938,264 and 84,459,056 potential common shares, respectively, excluded from the computation of diluted loss per share, consisting primarily of shares of common stock issuable upon the exercise of outstanding stock options and warrants and shares of common stock held in escrow to be released to certain stockholders upon achievement of specified price targets.

(9)	Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Our comprehensive loss for each of the three and six months ended June 30, 2011 and 2010 equaled our net loss.

(10)	Related Party Transactions
Apollo Global Management, LLC
Communications LLC, AIF V PLASE and PLASE HT are each affiliated with Apollo. As of June 30, 2011, Apollo, through these entities, owned approximately 61% of our outstanding common stock. In December 2009, AIF V PLASE transferred its ownership in all of its equity and debt interests of us, including its holding of senior secured term indebtedness, the senior subordinated unsecured promissory note and common stock, to PLASE HT.
As of June 30, 2011, the affiliates of Apollo collectively held an aggregate face value and accrued interest of $5.9 million of senior secured term indebtedness, $17.2 million of second lien secured term indebtedness and $23.9 million of senior subordinated unsecured promissory notes.

Hughes Network Systems, LLC
In July 2006, HNS, an affiliate of Apollo until June 8, 2011 when Apollo sold its ownership interest in HNS' parent company, granted us a limited license allowing us to use the HUGHES trademark. The license is limited in that we may use the HUGHES trademark only in connection with our business of automotive telematics and only in combination with the Telematics name. As partial consideration for the license, the agreement provided that HNS was our preferred engineering services provider. The license is royalty-free, except that we have agreed to commence paying a royalty to HNS in the event we no longer have a commercial or affiliated relationship with HNS. On May 25, 2011, we and HNS amended the license agreement to (i) delete the provision which stipulated that HNS was our preferred engineering services provider and (ii) terminate the agreement on May 25, 2013 unless otherwise extended by the parties.
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
On November 5, 2010, we and HNS agreed to amend the promissory note to (i) extend the maturity date to December 31, 2011, (ii) revise the schedule of principal payments and (iii) provide that the approximately $1.0 million of accrued and unpaid interest shall be paid on December 31, 2010 with all future accrued interest on the promissory note paid quarterly in arrears. Pursuant to the terms of the amended promissory note, we made scheduled principal payments of $0.5 million on each of October 15, 2010, December 31, 2010 and April 15, 2011 and approximately $0.8 million on July 15, 2011 and are required to make scheduled principal payments of $1.5 million on October 15, 2011 and the balance on December 31, 2011. In connection with the amendment to the promissory note, we issued 50,000 shares of common stock to HNS as an amendment fee.
During the three and six month ended June 30, 2010, HNS provided approximately $0.2 million and $0.5 million, respectively, of engineering development services to us. During the three and six months ended June 30, 2011, HNS did not provide any services to us, and as of June 30, 2011 and December 31, 2010, we had no outstanding balance payable to HNS other than pursuant to the senior unsecured promissory note.
Trivergance Business Resources, LLC
For the three months ended June 30, 2011 and 2010, Trivergance Business Resources, LLC ("TBR"), an affiliate of a member of our board of directors, provided approximately $0.5 million and $0.4 million, respectively, of marketing services to us. For each of the six months ended June 30, 2011 and 2010, TBR provided approximately $0.8 million of marketing services to us.

(11)	Commitments and Contingencies
Contractual Payment Obligations
We have a long-term contract with an automaker pursuant to which the automaker agreed to install telematics devices in its vehicles and permit us to exclusively provide telematics services to its new customers. This contract also required us to pay the automaker for certain non-recurring costs associated with the initiation of telematics services. Pursuant to the contract, we are currently committed to pay the automaker $4.0 million during the year ending December 31, 2011 related to these non-recurring costs. Such amount, in addition to other recurring amounts payable to the automaker, is included in accrued liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010.
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
The following table presents certain financial information on our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenues:
HUGHES Telematics	$7,205	$210	$13,746	$231
Networkfleet	9,870	9,217	19,292	17,363
Lifecomm	—	—	—	—
Total	$17,075	$9,427	$33,038	$17,594
(Loss) Income from operations:
HUGHES Telematics	$(12,783)	$(17,394)	$(27,301)	$(35,171)
Networkfleet	865	919	419	1,230
Lifecomm	(2,518)	(297)	(4,569)	(297)
Total	$(14,436)	$(16,772)	$(31,451)	$(34,238)

	June 30, 2011	December 31, 2010
	(in thousands)
Total assets:
HUGHES Telematics	$71,324	$77,711
Networkfleet	16,941	18,235
Lifecomm	12,293	12,871
Total	$100,558	$108,817
Substantially all of our assets are located within the United States. As of June 30, 2011 and December 31, 2010, we included the approximately $5.2 million of goodwill in the total assets of the Networkfleet segment.
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
On May 12, 2010, we entered into a limited liability company agreement with Qualcomm, a leader in developing and delivering innovative digital wireless communications products and services, and AMAC, a healthcare communications company dedicated to the provision of support services to the healthcare community, forming Lifecomm. Lifecomm intends to design, develop, finance and operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device that is able to communicate information to and support voice interactions between the subscriber and an emergency assistance call center. Lifecomm expects to launch its service offerings late in the fourth quarter of 2011.
On August 30, 2010, we entered into an agreement with State Farm to provide our In-Drive telematics services to certain customers of State Farm. Pursuant to the agreement, we have been configuring our telematics platform to support the program and will provide our aftermarket hardware device to State Farm’s customers to enable the delivery of telematics services to State Farm and its customers. In addition, we will be responsible for, among other things, certain website development to allow State Farm’s customers to access program information and maintenance and support of the hardware devices, including warranty. Pursuant to the agreement and subject to fulfillment of our obligations thereunder, we will receive minimum aggregate payments of approximately $24.4 million from State Farm in the first two years of the contract for the configuration of our telematics platform to support the program, development of the program website, the final testing and deployment of the hardware device, other program launch activities and the procurement by us of an agreed upon minimum number of hardware devices which we will provide to State Farm’s customers. During the year ended December 31, 2010 and the six months ended June 30, 2011, we received approximately $5.5 million and $6.2 million, respectively, of such amounts, and we expect to receive an additional $8.7 million during the remainder of the year ending December 31, 2011 and the remaining balance in the year ending December 31, 2012. In addition, we expect to receive recurring payments from State Farm’s customers subject to and in connection with their subscription to the offered telematics services. We expect to launch our service to State Farm’s customers and begin revenue generating activities in the third quarter of 2011.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenues:
HUGHES Telematics	$7,205	$210	$13,746	$231
Networkfleet	9,870	9,217	19,292	17,363
Lifecomm	—	—	—	—
Total	$17,075	$9,427	$33,038	$17,594
(Loss) Income from operations:
HUGHES Telematics	$(12,783)	$(17,394)	$(27,301)	$(35,171)
Networkfleet	865	919	419	1,230
Lifecomm	(2,518)	(297)	(4,569)	(297)
Total	$(14,436)	$(16,772)	$(31,451)	$(34,238)
Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
Revenues
Service revenues relate to the consideration received from the provision of Networkfleet’s monitoring and tracking services and of the mbrace services to owners and lessees of Mercedes-Benz vehicles and are recognized as revenue when earned over the applicable subscription term. Hardware revenues consist principally of the sale of Networkfleet’s telematics device. The following table sets forth information related to our revenues for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Services	$14,499	$6,468
Hardware	2,576	2,959
Total revenues	$17,075	$9,427
Total revenues for the three months ended June 30, 2011 increased to approximately $17.1 million, an 81% increase from the approximately $9.4 million of total revenues for the three months ended June 30, 2010. This increase was primarily due to the approximately $7.2 million of service revenues recognized related to the mbrace service offering in the three months ended June 30, 2011 compared to approximately $0.2 million of revenues recognized in the three months ended June 30, 2010 and an approximately $1.0 million, or 17%, increase in Networkfleet’s service revenues in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Units active on Networkfleet’s network increased to approximately 124,000 as of June 30, 2011, a 15% increase from the approximately 108,000 units active as of June 30, 2010. Service revenues are expected to continue to increase in future periods as (i) we continue to earn the deferred revenue related to the provision of services to paying subscribers of the mbrace service, (ii) we convert additional mbrace subscribers from a trial to a paid subscription, (iii) we transition paying subscribers from the Mercedes-Benz service formerly marketed as Tele Aid to our service platform and (iv) Networkfleet continues to sell additional hardware devices thereby growing the number of active units on its network. Further, we expect to begin generating revenue from our In-Drive service offering beginning in the third quarter of 2011 and from our Lifecomm service offering late in the fourth quarter of 2011.
Hardware revenues for the three months ended June 30, 2011 decreased by approximately $0.4 million as compared to the three months ended June 30, 2010 due primarily to a decrease in the average sales price per unit and a decrease in the number of units sold from approximately 8,900 units in the three months ended June 30, 2010 to approximately 8,300 units in the three months ended June 30, 2011, a decrease of 7%.
Cost of Revenues
Cost of services includes per-unit monthly charges from various wireless, mapping and roadside assistance providers and the salaries and related benefits of employees who support the call centers and manage the data centers. Cost of hardware sold consists primarily of the cost of direct materials required to produce Networkfleet’s telematics device and the cost of shipping and installing devices. The following table sets forth information related to costs of revenue for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Cost of services	$5,650	$5,249
Cost of hardware	1,805	2,153
Total cost of revenues	$7,455	$7,402
Total cost of revenues increased slightly to approximately $7.5 million for the three months ended June 30, 2011, a 1% increase from the approximately $7.4 million for the three months ended June 30, 2010. Cost of services for the three months ended June 30, 2011 consisted of approximately $3.8 million of costs related to the provision of the mbrace service to owners and lessees of Mercedes-Benz vehicles and approximately $1.9 million of costs related to the provision of Networkfleet’s service offerings. As the mbrace service launched in November 2009, during the three months ended June 30, 2010, the cost of services related to the provision of the mbrace service was incurred without the benefit of substantial related revenues because an introductory trial of six months is offered to the purchasers or lessees of new Mercedes-Benz vehicles. Accordingly, for the three months ended June 30, 2010, the cost of services related to the mbrace service significantly exceeded the revenues recognized therefrom. Cost of services related to the provision of Networkfleet’s service offerings increased approximately $0.1 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily due to the increased number of active units on the network. Cost of hardware sold decreased to approximately $1.8 million for the three months ended June 30, 2011, a 16% decrease from the approximately $2.2 million for the three months ended June 30, 2010, primarily due to a lower per-unit cost of manufacturing Networkfleet’s telematics device and the lower number of units sold in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
Research and Development Expense
Research and development expense consists primarily of salaries and related benefits for employees and fees paid to third parties associated with engineering and product development activities. Research and development expense for the three months ended June 30, 2011 increased to approximately $4.4 million from approximately $1.9 million for the three months ended June 30, 2010, an increase of approximately $2.5 million, or 125%. This increase was due primarily to approximately $1.4 million of increased costs incurred by Lifecomm related to the development of the wearable device to be used in connection with its mobile personal emergency response service and approximately $0.6 million of increased labor expense primarily due to the capitalization of certain internal and external labor costs incurred during the three months ended June 30, 2010 related to development projects that were completed during the year ended December 31, 2010. We expect research and development expense to increase in future periods as we continue the development of the Lifecomm solution and as certain costs associated with software development projects which were capitalized during the year ended December 31, 2010 will be expensed as the application development stage of such projects has been completed.
Sales and Marketing Expense
Sales and marketing expense consists primarily of (i) salaries, commissions and related benefits for employees engaged in sales initiatives and other marketing activities, (ii) certain amounts paid to Mercedes-Benz and its dealers, (iii) the costs associated with direct marketing campaigns and (iv) trade shows and other forms of advertising. Sales and marketing expense for the three months ended June 30, 2011 increased to approximately $5.9 million from approximately $5.0 million for the three months ended June 30, 2010, an increase of approximately $0.9 million, or 17%. This increase related primarily to an approximately $0.4 million increase in direct marketing costs incurred relating to our mbrace service offering, including certain amounts payable to Mercedes-Benz and its dealers, an increase of approximately $0.2 million in labor costs as the number of employees and consultants dedicated to sales and marketing activities grew in the three months ended June 30, 2011 as we continue to develop our relationship with Mercedes-Benz and its dealers and pursue relationships with other automakers and further develop our consumer marketing strategy and approximately $0.1 million of increased costs as we begin to develop brand awareness of Lifecomm's mobile personal emergency response service. We expect sales and marketing expense to increase further in future periods as we expand our sales and marketing activities and further develop our consumer strategy for Mercedes-Benz, In-Drive, Lifecomm and other potential future opportunities.
General and Administrative Expense
General and administrative expense consists primarily of facilities costs, finance, accounting, legal, information technology, human resources and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the three months ended June 30, 2011 increased to approximately $10.2 million from approximately $8.4 million for the three months ended June 30, 2010, an increase of approximately $1.8 million, or 21%. This increase was due primarily to an approximately $1.9 million increase in labor costs as we increased our operational support staff to further develop and maintain the systems and infrastructure that are necessary for our operations, partially offset by an approximately $0.4 million decrease in professional fees primarily related to legal fees that were incurred to enforce our intellectual property rights. We expect general and administrative expense to increase slightly in future periods as we increase our support teams in anticipation of the launch of our In-Drive and Lifecomm solutions.
Depreciation and Amortization
Depreciation and amortization expense includes the depreciation of property and equipment, the amortization of intangible assets and the amortization of capitalized software which is ready for its intended use. Depreciation and amortization expense for the three months ended June 30, 2011 and 2010 was approximately $3.6 million and $3.4 million, respectively.
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2011 increased to approximately $6.0 million from approximately $5.5 million for the three months ended June 30, 2010, an increase of approximately $0.5 million. Interest expense, net for the three months ended June 30, 2011 consisted primarily of $3.6 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, $1.0 million of accrued interest and amortization of discount and debt issuance costs related to the second lien term indebtedness, $0.2 million of accrued interest related to the senior unsecured promissory note and $1.1 million of accrued interest and discount amortization related to the senior subordinated unsecured term promissory notes. Interest expense, net for the three months ended June 30, 2010 consisted primarily of $3.5 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, $0.7 million of accrued interest and amortization of discount and debt issuance costs related to the second lien term indebtedness, $0.2 million of accrued interest related to the senior unsecured promissory note and $1.0 million of accrued interest and discount amortization related to the senior subordinated unsecured term promissory notes.
Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
Revenues
The following table sets forth information related to our revenues for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Services	$28,100	$12,524
Hardware	4,938	5,070
Total revenues	$33,038	$17,594
Total revenues for the six months ended June 30, 2011 increased to approximately $33.0 million, an 88% increase from the approximately $17.6 million of total revenues for the six months ended June 30, 2010. This increase was primarily due to the approximately $13.5 million of service revenues recognized related to the mbrace service offering in the six months ended June 30, 2011 compared to approximately $0.2 million of revenues recognized in the six months ended June 30, 2010 and an approximately $2.1 million, or 17%, increase in Networkfleet’s service revenues in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Units active on Networkfleet’s network increased to approximately 124,000 as of June 30, 2011, a 15% increase from the approximately 108,000 units active as of June 30, 2010. Service revenues are expected to continue to increase in future periods as (i) we continue to earn the deferred revenue related to the provision of services to paying subscribers of the mbrace service, (ii) we convert additional mbrace subscribers from a trial to a paid subscription, (iii) we transition paying subscribers from the Mercedes-Benz service formerly marketed as Tele Aid to our service platform and (iv) Networkfleet continues to sell additional hardware devices thereby growing the number of active units on its network. Further, we expect to begin generating revenue from our In-Drive service offering beginning in the third quarter of 2011 and from our Lifecomm service offering late in the fourth quarter of 2011.
Hardware revenues for the six months ended June 30, 2011 decreased by approximately $0.1 million as compared to the six months ended June 30, 2010 due to a decrease in the average sales price per unit, partially offset by an increase in the number of units sold from approximately 15,400 units in the six months ended June 30, 2010 to approximately 15,900 units in the six months ended June 30, 2011, an increase of 3%.
Cost of Revenues
The following table sets forth information related to cost of revenues for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Cost of services	$11,517	$10,477
Cost of hardware	3,372	3,740
Total cost of revenues	$14,889	$14,217
Total cost of revenues increased to approximately $14.9 million for the six months ended June 30, 2011, a 5% increase from the approximately $14.2 million for the six months ended June 30, 2010. Cost of services for the six months ended June 30, 2011 consisted of approximately $7.6 million of costs related to the provision of the mbrace service to owners and lessees of Mercedes-Benz vehicles and approximately $3.9 million of costs related to the provision of Networkfleet’s service offerings. As the mbrace service launched in November 2009, during the six months ended June 30, 2010, the cost of services related to the provision of the mbrace service was incurred without the benefit of substantial related revenues because an introductory trial of six months is offered to the purchasers or lessees of new Mercedes-Benz vehicles. Accordingly, for the six months ended June 30, 2010, the cost of services related to the mbrace service significantly exceeded the revenues recognized therefrom. Cost of services related to the provision of Networkfleet’s service offerings increased approximately $0.3 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to the increased number of active units on the network. Cost of hardware sold decreased to approximately $3.4 million for the six months ended June 30, 2011, a 10% decrease from the approximately $3.7 million for the six months ended June 30, 2010, primarily to due to a lower per-unit cost of manufacturing Networkfleet’s telematics device.
Research and Development Expense
Research and development expense for the six months ended June 30, 2011 increased to approximately $8.7 million from approximately $4.0 million for the six months ended June 30, 2010, an increase of approximately $4.7 million or 118.2%. This increase was due primarily to approximately $2.9 million of increased costs incurred by Lifecomm related to the development of the wearable device to be used in connection with its mobile personal emergency response service and approximately $1.2 million of increased labor expense primarily due to the capitalization of certain internal and external labor costs incurred during the six months ended June 30, 2010 related to development projects that were completed during the year ended December 31, 2010. We expect research and development expense to increase in future periods as we continue the development of the Lifecomm solution and as certain costs associated with software development projects which were capitalized during the year ended December 31, 2010 will be expensed as the application development stage of such projects has been completed.
Sales and Marketing Expense
Sales and marketing expense for the six months ended June 30, 2011 increased to approximately $12.8 million from approximately $10.2 million for the six months ended June 30, 2010, an increase of approximately $2.6 million, or 26%. This increase related primarily to an approximately $1.7 million increase in direct marketing costs incurred for to our mbrace service offering, including certain amounts payable to Mercedes-Benz and its dealers, an increase of approximately $0.4 million in labor costs as the number of employees and consultants dedicated to sales and marketing activities grew in the six months ended June 30, 2011 as we continue to develop our relationship with Mercedes-Benz and its dealers, and pursue relationships with other automakers and further develop our consumer marketing strategy and approximately $0.3 million of increased costs as we begin to develop brand awareness of Lifecomm's mobile personal emergency response service. We expect sales and marketing expense to increase further in future periods as we expand our sales and marketing activities and further develop our consumer strategy for Mercedes-Benz, In-Drive, Lifecomm and other potential future opportunities.
General and Administrative Expense
General and administrative expense for the six months ended June 30, 2011 increased to $21.0 million from $16.6 million for the six months ended June 30, 2010, an increase of $4.4 million, or 27%. This increase was due primarily to a $3.6 million increase in labor costs as we increased our operational support staff to further develop and maintain the systems and infrastructure that are necessary for our operations and an approximately $0.4 million increase in fees charged for processing credit card payments from our customers. We expect general and administrative expense to increase slightly in future periods as we increase our support teams in anticipation of the launch of our In-Drive and Lifecomm solutions.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2011 and 2010 was approximately $7.1 million and $6.9 million, respectively.

Interest Expense, Net
Interest expense, net for the six months ended June 30, 2011 increased to approximately $11.7 million from approximately $10.7 million for the six months ended June 30, 2010, an increase of approximately $1.0 million. Interest expense, net for the six months ended June 30, 2011 consisted primarily of $7.2 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, $1.9 million of accrued interest and amortization of discount and debt issuance costs related to the second lien term indebtedness, $0.4 million of accrued interest related to the senior unsecured promissory note and $2.1 million of accrued interest and discount amortization related to the senior subordinated unsecured term promissory notes. Interest expense, net for the six months ended June 30, 2010 consisted primarily of $7.0 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, $1.3 million of accrued interest and amortization of discount and debt issuance costs related to the second lien term indebtedness, $0.4 million of accrued interest related to the senior unsecured promissory note and $1.8 million of accrued interest and discount amortization related to the senior subordinated unsecured term promissory notes.
Liquidity and Capital Resources
As of June 30, 2011, we had cash, cash equivalents and short-term investments of approximately $15.7 million and restricted cash of approximately $1.3 million which secures outstanding letters of credit. Of our consolidated cash, cash equivalents and short-term investments, approximately $5.7 million is held by our Lifecomm subsidiary for use in that business. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2010 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We launched our service offerings to Mercedes-Benz vehicles just over a year and a half ago and expect to launch our In-Drive and Lifecomm products and services later this year. Some or all of the assumptions underlying our projections related to these product and service offerings may prove to be materially inaccurate, and if so, we cannot assure you that our net losses and negative cash flow will not surpass our expectations. Accordingly, we may be required to raise additional capital or to reduce our operating expenditures within the next twelve months. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our existing credit facilities, or we will need to obtain waivers from our lenders. Our credit facilities contain covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in obtaining additional financing, if needed, or that we will be able to reduce our operating expenditures.
Operating Activities
For the six months ended June 30, 2011, cash used in operating activities was approximately $6.5 million, consisting primarily of a net loss of $43.1 million offset by a change of a $4.6 million account receivable balance outstanding since December 31, 2010, a $7.3 million increase in deferred revenue related to prepaid subscription fees from customers to the mbrace service, a $6.2 million increase in deferred revenue related to payments received from State Farm related to our In-Drive telematics services, $2.2 million of net changes in other operating assets and liabilities, $7.1 million of depreciation and amortization, $2.6 million of interest accrued on long-term indebtedness that was paid in-kind with such accrued interest being added to the outstanding principal balance of the debt, $3.6 million of discount and debt issuance cost amortization, $1.7 million of share-based compensation expense and $1.1 million of in-kind contributions from non-controlling interests in a consolidated subsidiary. For the six months ended June 30, 2010, cash used in operating activities was approximately $16.1 million, consisting primarily of a net loss of $45.0 million partially offset by $12.7 million of net changes in operating assets and liabilities, $6.9 million of depreciation and amortization, $4.7 million of interest accrued on long-term indebtedness that was paid in-kind with such accrued interest being added to the outstanding principal balance of the debt, $3.0 million of discount and debt issuance cost amortization and $1.3 million of share-based compensation expense.
Investing Activities
For the six months ended June 30, 2011, cash used in investing activities, excluding purchases and maturities of short-term investments, was approximately $3.1 million, consisting primarily of $1.3 million of capitalized software costs related to Lifecomm’s operations, $1.0 million of capital expenditures related to the HUGHES Telematics segment, $0.4 million of capital expenditures related to the Networkfleet segment and $0.5 million of capitalized software costs related to Networkfleet's operations, partially offset by approximately $0.1 million of proceeds received from the disposal of equipment. For the six months ended June 30, 2010, cash used in investing activities, excluding purchases and maturities of short-term investments, was approximately $2.2 million, consisting primarily of $1.9 million of capitalized software costs related to Networkfleet’s operations, $0.5 million of capital expenditures related primarily to infrastructure necessary for our operations, an increase in restricted cash of $0.2 million and $0.1 million of capital expenditures related to Networkfleet’s operations, partially offset by $0.5 million of proceeds received from the disposal of certain available-for-sale assets.
Financing Activities
For the six months ended June 30, 2011, cash provided by financing activities was approximately $8.4 million, consisting primarily of $4.7 million of net proceeds from the issuance of common stock and $4.9 million of net proceeds from the issuance of second lien term indebtedness, partially offset by $0.6 million of repayments of long-term debt and $0.5 million of payments on capital lease obligations. For the six months ended June 30, 2010, cash provided by financing activities was approximately $21.0 million, consisting of $14.9 million of net proceeds in connection with the issuance of common stock and $10.0 million of cash proceeds from the sale of non-controlling interests in Lifecomm, partially offset by $2.7 million of payments on capital lease obligations and $1.2 million of payments on long-term debt.
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
Recent Accounting Pronouncements
See Item 1 of Part I of this Quarterly Report on Form 10-Q, “Financial Statements – Note 4 – Recently Adopted Accounting Pronouncements.”
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of June 30, 2011, we had approximately $17.0 million of cash, cash equivalents, short-term investments and restricted cash. This cash, cash equivalents, short-term investments and restricted cash is subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.
We may suffer from fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. As of June 30, 2011, we had outstanding debt with an aggregate face amount, including interest which has been paid in kind, of approximately $129.1 million, which included variable rate borrowings of approximately $76.9 million. As of June 30, 2011, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense by approximately $0.8 million.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101	–	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2011	By:	/s/ JEFFREY A. LEDDY
Jeffrey A. Leddy Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011	By:	/s/ CRAIG J. KAUFMANN
Craig J. Kaufmann Senior Vice President Finance and Treasurer (Principal Financial and Accounting Officer)