Form 10-Q
period 2011-09-30
HUGHES Telematics, Inc.
filed 2011-11-09
CIK 1410240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-33860
HUGHES Telematics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0443717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2002 Summit Boulevard, Suite 1800 Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)
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
As of November 8, 2011, 105,570,928 shares of the registrant’s common stock were outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1.        Financial Statements
HUGHES TELEMATICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$9,630	$14,596
Short-term investments	179	2,263
Accounts receivable, net	6,036	10,661
Prepaid expenses	2,000	933
Other current assets	3,435	3,078
Total current assets	21,280	31,531
Restricted cash	1,291	1,333
Property and equipment, net	21,845	24,516
Capitalized software, net	20,721	18,476
Intangible assets, net	10,473	12,591
Goodwill	5,169	5,169
Debt issuance costs	2,774	3,958
Other assets	10,488	11,243
Total assets	$94,041	$108,817
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,743	$6,688
Accrued liabilities	25,724	18,868
Deferred revenue	21,519	12,972
Current portion of capital lease obligations	564	1,772
Current portion of long-term debt	4,277	5,632
Other current liabilities	434	1,585
Total current liabilities	60,261	47,517
Long-term debt, net of current portion	114,399	102,669
Capital lease obligations	104	152
Long-term deferred revenue	29,952	19,337
Other liabilities	1,121	1,504
Total liabilities	205,837	171,179
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value. Authorized 10,000,000 shares, no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.0001 par value. Authorized 155,000,000 shares; issued and outstanding 94,140,770 shares at September 30, 2011 and 92,675,404 shares at December 31, 2010	9	9
Additional paid-in capital	378,860	370,229
Accumulated deficit	(503,997)	(445,450)
Total HUGHES Telematics, Inc. stockholders’ deficit	(125,128)	(75,212)
Non-controlling interests in consolidated subsidiary	13,332	12,850
Total stockholders’ deficit	(111,796)	(62,362)
Total liabilities and stockholders’ deficit	$94,041	$108,817
The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Services	$16,118	$8,215	$44,218	$20,739
Hardware	2,479	2,559	7,417	7,629
Total revenues	18,597	10,774	51,635	28,368
Operating costs and expenses (exclusive of depreciation and amortization shown separately):
Cost of services	5,085	5,763	16,602	16,240
Cost of hardware sold	1,713	1,872	5,085	5,612
Research and development	4,217	2,788	12,873	6,754
Sales and marketing	5,327	5,459	18,135	15,617
General and administrative	11,560	8,314	32,600	24,900
Depreciation and amortization	3,104	3,369	10,200	10,274
Total operating costs and expenses	31,006	27,565	95,495	79,397
Loss from operations	(12,409)	(16,791)	(43,860)	(51,029)
Interest income	3	32	19	119
Interest expense	(6,005)	(5,573)	(17,693)	(16,380)
Other expense, net	(1)	(16)	(5)	(23)
Loss before income taxes	(18,412)	(22,348)	(61,539)	(67,313)
Income tax expense	(11)	(8)	(21)	(20)
Net loss	(18,423)	(22,356)	(61,560)	(67,333)
Net loss attributable to non-controlling interests	1,044	497	3,013	632
Net loss attributable to HUGHES Telematics, Inc.	$(17,379)	$(21,859)	$(58,547)	$(66,701)
Basic and diluted loss per common share	$(0.50)	$(0.66)	$(1.68)	$(2.23)
Basic and diluted weighted average common shares outstanding	35,057,827	33,191,993	34,749,131	29,949,581
The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(61,560)	$(67,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,200	10,274
Interest expense on long-term debt and capital leases	4,058	5,954
Amortization of debt issuance costs and discounts on long-term debt	5,461	4,608
Share-based compensation expense	2,528	2,126
Non-cash services contributed to consolidated subsidiary by non-controlling interests	1,397	448
Loss on disposal of assets	8	72
Changes in assets and liabilities:
Accounts receivable, net	4,625	(5,694)
Prepaid expenses and other assets	(752)	2,133
Accounts payable and accrued and other liabilities	6,354	6,004
Deferred revenue	19,162	19,219
Net cash used in operating activities	(8,519)	(22,189)
Cash flows from investing activities:
Purchases of short-term investments	(2,211)	(7,273)
Maturities of short-term investments	4,295	1,845
Purchases of property and equipment	(2,430)	(983)
Increase in capitalized software	(3,093)	(2,679)
Proceeds from disposal of assets	105	495
Decrease (Increase) in restricted cash	42	(206)
Net cash used in investing activities	(3,292)	(8,801)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of costs	4,669	14,884
Proceeds from the sale of non-controlling interests in consolidated subsidiary	—	10,000
Proceeds from the issuance of long-term debt	5,000	—
Repayment of long-term debt	(1,355)	(1,684)
Repayment of capital lease obligations	(1,345)	(3,231)
Payment of debt issuance costs	(147)	—
Proceeds from the exercise of stock options	23	—
Net cash provided by financing activities	6,845	19,969
Net decrease in cash and cash equivalents	(4,966)	(11,021)
Cash and cash equivalents, beginning of period	14,596	28,368
Cash and cash equivalents, end of period	$9,630	$17,347
Supplemental non-cash disclosure:
Intangible assets and capitalized software costs contributed to consolidated subsidiary by non-controlling interests	$2,097	$3,000
Property and equipment acquired by capital lease obligations	$—	$277
The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Description of Business
HUGHES Telematics, Inc. (together with our consolidated subsidiaries, “we,” “us” and “our”) is a telematics services company that provides a suite of real-time voice and data communications services and applications for use in vehicles and is developing additional applications for use within and outside of the automotive industry. These services and applications are enabled through a state-of-the-art communications center designed with flexibility to connect various mobile devices with content, services and call centers. Within the automotive industry, our communications center allows for two way voice and data communications to vehicles and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics service provider in the United States for all new vehicles sold by Mercedes-Benz USA, LLC (“Mercedes-Benz”), and we are now the preferred provider of telematics services for all Mercedes-Benz vehicles purchased prior to November 16, 2009. These services are marketed under the mbrace® brand. In addition, our In-Drive® solution offers services to consumers or other third parties through an aftermarket hardware device that we have developed and which we intend to distribute through relationships with companies and organizations with large customer or membership bases for installation in existing vehicles. On November 1, 2011, we executed a telematics services agreement with Volkswagen Group of America, Inc. (“VWGoA”) pursuant to which we will provide telematics services on an exclusive basis to specified Volkswagen brand vehicles sold or leased in the United States market commencing in 2013.
During the three months ended September 30, 2011, we launched our In-Drive solution through an agreement with State Farm Mutual Automobile Insurance Company ("State Farm"). We also executed a distribution agreement with AAA Club Partners, Inc. ("ACP") pursuant to which we partnered with ACP to develop, test, market and launch a telematics solution utilizing our In-Drive products and service offerings and expect to launch services to members of ACP during the second quarter of 2012. Additionally, through Networkfleet, Inc. (“Networkfleet”), our wholly-owned subsidiary, we currently offer remote vehicle monitoring and other data services through aftermarket hardware that is purchased separately and installed in fleets of vehicles.
In May 2010, we broadened our connected services beyond the automotive market to include the mobile health and wellness industry with the formation of Lifecomm, LLC (“Lifecomm”), a majority owned subsidiary founded with QUALCOMM Incorporated (“Qualcomm”), a leader in developing and delivering innovative digital wireless communications products and services, and American Medical Alert Corp. (“AMAC”), a healthcare communications company dedicated to the provision of support services to the healthcare community. Lifecomm is developing a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device that is able to communicate information to and support voice interactions between the subscriber and an emergency assistance call center. Lifecomm expects to launch its service offerings late in the first quarter of 2012.

(2)	Basis of Presentation
We have prepared the accompanying condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include our accounts and the accounts of our wholly-owned subsidiary, Networkfleet, and our majority-owned subsidiary, Lifecomm, for periods following the formation of Lifecomm. The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 and the related notes thereto which have been included in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2011. The results of the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current presentation.
During the nine months ended September 30, 2011 and the years ended December 31, 2010, 2009 and 2008, we incurred a net loss of approximately $61.6 million, $89.6 million, $163.7 million and $57.5 million, respectively, and we used cash in operations of approximately $8.5 million, $25.1 million, $47.2 million and $39.1 million, respectively. As of September 30, 2011, we had unrestricted cash, cash equivalents and short-term investments of approximately $9.8 million and an accumulated deficit of approximately $504.0 million. On October 7, 2011, we completed a series of transactions pursuant to which we raised aggregate gross cash proceeds of approximately $41.0 million and reduced our total indebtedness by approximately $7.9 million through the sale of common stock in a private placement, the issuance of additional senior term indebtedness and the exchange of outstanding indebtedness for shares of common stock (see Note 13). Of the cash, cash equivalents and short-term investments, approximately $4.6 million is held by our Lifecomm subsidiary for use in that business. We believe that the cash and cash equivalents on hand as of September 30, 2011, the approximately $41.0 million of cash raised on October 7, 2011 and the projected cash flows to be generated by our service offerings to Mercedes-Benz vehicles and sales of our In-Drive and Lifecomm products and services will allow us to continue operations beyond the next twelve months. We launched our service offerings to Mercedes-Benz vehicles just under two years ago, recently launched our In-Drive product and service offerings and expect to launch our Lifecomm product and service offerings late in the first quarter of 2012. Some or all of the assumptions underlying our projections related to these product and service offerings may prove to be materially inaccurate, and if so, we cannot assure you that our net losses and negative cash flow will not surpass our expectations. Accordingly, we may be required to raise additional capital or to reduce our operating expenditures. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our existing credit facilities, or we will need to obtain waivers from our lenders. Our credit facilities contain covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in obtaining additional financing, if needed, or that we will be able to reduce our operating expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)	Lifecomm, LLC
In accordance with the applicable accounting guidance governing consolidation, we have determined that Lifecomm is a variable interest entity (“VIE”) for which we are the primary beneficiary. Accordingly, we have included Lifecomm’s financial position, results of operations and cash flows in the accompanying condensed consolidated financial statements for periods following the formation of Lifecomm. As of September 30, 2011, Lifecomm’s assets consisted of approximately $4.4 million of cash and cash equivalents, approximately $0.2 million of short-term investments that are classified as held-to-maturity, $3.0 million of intangible assets and approximately $4.9 million of capitalized software costs, and its liabilities consisted of approximately $2.3 million of accounts payable and accrued liabilities. As of December 31, 2010, Lifecomm's assets consisted of approximately $7.8 million of cash and cash equivalents, approximately $1.5 million of short-term investments that are classified as held-to-maturity, $3.0 million of intangible assets and approximately $0.5 million of capitalized software costs, and its liabilities consisted of approximately $1.2 million of accounts payable and accrued liabilities.
Each of the initial members of Lifecomm has agreed to fund its pro rata share of a $2.0 million stand-by equity commitment for Lifecomm’s benefit. Assuming Lifecomm draws the entire commitment, we will be required to provide approximately $1.1 million of cash. In addition, each of the initial members have preemptive rights with respect to future issuances of securities by Lifecomm, as well as rights of first offer, drag-along and tag-along rights on transfers of securities by the other members. In addition, for a two year period beginning on May 12, 2014, any member (or group of members) holding at least 25% of the membership interests in Lifecomm will have the right to demand either an auction for the sale of Lifecomm or an initial public offering of Lifecomm. Should Lifecomm fail to achieve either of these liquidity events within 180 days of the demand, then to the extent at such time we hold at least 50% of the outstanding membership interests of Lifecomm and our common stock is publicly traded, each other member will be entitled on a one-time basis to exchange all of its membership interests in Lifecomm for shares of our common stock with equivalent fair market value. While we determined that such right to exchange is a freestanding derivative instrument, as the fair market value of our common stock to be issued in the exchange will be equal to the fair market value of the membership interests of Lifecomm received, the value of the derivative instrument is not material as of September 30, 2011.

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
In May 2011, the Financial Accounting Standards Board ("FASB") issued updated guidance related to fair value measurements and disclosures, including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity and (iii) quantitative information required for fair value measurements categorized within level 3. Additionally, disclosure requirements have been expanded to include additional disclosure for level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance applies prospectively and is effective for us beginning January 1, 2012. We are in the process of evaluating the effects, if any, the adoption of this guidance will have on our consolidated financial statements.
In June 2011, the FASB issued new guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for annual and interim periods beginning on or after December 15, 2011 and is to be applied retrospectively. The adoption of this guidance is a financial presentation change and is not expected to have an impact on our consolidated results of operations.
In September 2011, the FASB issued guidance which allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. This guidance is effective in the first quarter of 2012. We are in the process of evaluating the effects, if any, the adoption of this guidance will have on our consolidated financial statements.

(5)	Long-Term Debt
The components of long-term debt were as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Senior secured term indebtedness	$72,370	$70,254
Second lien secured term indebtedness	18,621	12,250
Senior unsecured promissory note	4,277	5,632
Senior subordinated unsecured promissory notes	23,408	20,165
Total indebtedness	118,676	108,301
Less current portion	(4,277)	(5,632)
Total long-term debt, net of current portion	$114,399	$102,669
Senior Secured Term Indebtedness
On March 31, 2008, we entered into a credit agreement (as amended and restated, the “First Lien Credit Agreement”) pursuant to which we issued in multiple tranches during the year ended December 31, 2008 for aggregate consideration of $60.0 million, senior secured term indebtedness due March 31, 2013 with an original principal amount of $60.0 million and warrants to purchase the equivalent of 4,801,112 shares of our common stock, comprised of 1,103,922 initial shares and 3,697,190 earn-out shares, at an equivalent exercise price of less than $0.01 per share. On October 7, 2011, we issued additional senior secured term indebtedness with a principal amount of $21.0 million and exchanged outstanding senior secured term indebtedness with a principal amount of approximately $5.9 million for 1,448,350 shares of common stock, reflecting an exchange price of $4.10 per share (see Note 13).
The senior secured term indebtedness is guaranteed by all of our existing and future domestic subsidiaries and is secured by all of our tangible and intangible assets. At our election, the term indebtedness bears interest at (i) the Prime Lending Rate plus 10.00% or (ii) for Eurocurrency borrowings, 11.00% plus the greater of London Interbank Offered Rate (“LIBOR”) or 3.00%. In accordance with an agreement between us and one of the senior secured note holders, the interest rate on senior secured term indebtedness with an initial principal amount of $5.0 million will have an interest rate of no higher than 14.00% for the term of the debt. With respect to Eurocurrency borrowings, we may elect interest periods of one, two, three, or six months (or nine or twelve months if approved by each senior secured note holder), and interest is payable in arrears at the end of each interest period but, in any event, at least every three months. With respect to all interest periods ending on or prior to March 31, 2010, the interest accrued on the senior secured term indebtedness was paid in kind in arrears with such accrued interest being added to the outstanding principal balance of the term indebtedness. With respect to all interest periods ending after March 31, 2010, the accrued interest has been and will continue to be paid in cash in arrears. As of each of September 30, 2011 and December 31, 2010, senior secured term indebtedness with an aggregate principal amount, including the accrued interest which had been paid in kind, of approximately $76.9 million was outstanding. As of September 30, 2011, we had elected that all outstanding amounts consist of Prime Lending borrowings which resulted in the senior secured term indebtedness bearing an interest rate of 13.25%.
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
As of each issuance date, we ascribed value to the senior secured term indebtedness and the related warrants based on their relative fair values. As such, an aggregate of $46.9 million was allocated to the senior secured term indebtedness and an aggregate of $12.1 million was allocated to the warrants. The resulting discount from the face value of the senior secured term indebtedness resulting from the ascribed value to the warrants is being amortized as additional interest expense over the term of the senior secured term indebtedness using the effective interest rate method. As of September 30, 2011, the fair value of the senior secured indebtedness approximated carrying value.
Second Lien Term Indebtedness
On December 17, 2009, we entered into a credit agreement (the “Second Lien Credit Agreement”) with PLASE HT, LLC (“PLASE HT”), as administrative agent, collateral agent and original lender, pursuant to which we issued indebtedness due October 1, 2013 with an original principal amount of $15.0 million and warrants to purchase 3,000,000 shares of common stock at an exercise price of $6.00 per share (such exercise price was subsequently adjusted to $5.99 per share as a result of the private placement of our common stock completed in May 2010). PLASE HT is an affiliate of Apollo Global Management LLC (“Apollo”) and of our controlling stockholder, Communications Investors, LLC (“Communications LLC”). On February 7, 2011, we entered into an incremental loan commitment agreement with certain unaffiliated investors, pursuant to which we issued additional indebtedness under the Second Lien Credit Agreement with an original principal amount of $5.0 million and warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.99 per share. The loans under the Second Lien Credit Agreement had an interest rate of 9.00% per annum, payable-in-kind, and was guaranteed by all of our existing and future domestic subsidiaries. The loans were secured by a second priority lien on substantially all of our tangible and intangible assets, including the equity interests of our subsidiaries. The liens granted in connection with the Second Lien Credit Agreement were expressly subject and subordinated to the liens securing our obligations under the First Lien Credit Agreement. On October 7, 2011, we exchanged all of the approximately $23.0 million outstanding second lien term indebtedness for 4,784,019 shares of common stock, reflecting an exchange price of $4.80 per share (see Note 13).
We ascribed value to the indebtedness issued in connection with the Second Lien Credit Agreement and the related warrants based on their relative fair values. As such, for the loans issued on February 7, 2011 and December 17, 2009, we allocated approximately $3.6 million and $9.5 million, respectively, of the proceeds to the indebtedness and the remaining approximately $1.4 million and $5.5 million, respectively, to the warrants. The resulting discount from the face value of the indebtedness resulting from the ascribed value to the warrants will be amortized as additional interest expense over the term of the indebtedness using the effective interest rate method. As of September 30, 2011, the fair value of the second lien term indebtedness approximated carrying value.

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
On November 5, 2010, we and HNS agreed to amend the promissory note to (i) extend the maturity date to December 31, 2011, (ii) revise the schedule of principal payments and (iii) provide that the approximately $1.0 million of accrued and unpaid interest shall be paid on December 31, 2010 with all future accrued interest on the promissory note paid quarterly in arrears. Pursuant to the terms of the amended promissory note, we made scheduled principal payments of $0.5 million on each of October 15, 2010, December 31, 2010 and April 15, 2011, approximately $0.8 million on July 15, 2011 and $1.5 million on October 17, 2011 and are required to repay the remaining balance on December 31, 2011. In connection with the amendment to the promissory note, we issued 50,000 shares of common stock to HNS as an amendment fee.
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
At the time of issuance of each senior subordinated unsecured promissory note, we determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amounts that we or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. As of September 30, 2011, the fair value of the senior subordinated unsecured promissory notes approximated carrying value.

(6)	Stockholders’ Equity
On February 7, 2011, we completed a private placement of 1,428,572 shares of common stock at a purchase price of $3.50 per share. The aggregate purchase price for the common stock sold in the private placement was approximately $5.0 million. In connection with the private placement, we entered into an amendment to the First Lien Credit Agreement providing for the waiver of the requirement to use 25% of the net cash proceeds from the private placement for the repayment of senior secured term indebtedness.

On October 7, 2011, we completed a series of financing transactions which included a private placement of 11,108,224 shares of common stock issued for aggregate consideration including approximately $20.0 million in cash, the exchange of approximately $5.9 million of indebtedness issued pursuant to the First Lien Credit Agreement and the exchange of approximately $23.0 million of indebtedness issued pursuant to the Second Lien Credit Agreement (see Note 13). In connection with the transactions, we issued an aggregate of 321,934 shares of common stock to certain lenders under the First Lien Credit Agreement who consented to an amendment to the First Lien Credit Agreement (see Note 13).

(7)	Share-Based Compensation
In accordance with the applicable accounting guidance governing share-based payments, we record compensation expense for all share-based awards issued. For each of the three months ended September 30, 2011 and 2010, we recorded approximately $0.8 million of compensation expense related to share-based grants. For the nine months ended September 30, 2011 and 2010, we recorded approximately $2.5 million and $2.1 million of compensation expense, respectively, related to share-based grants. Such compensation expense is included in research and development, sales and marketing and general and administrative expense in the accompanying condensed consolidated statements of operations.
Stock Options
The following table reflects stock option activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2010	3,800,957	$3.33
Granted	543,500	$3.91
Forfeited	(279,757)	$2.22
Exercised	(14,085)	$1.65
Outstanding at September 30, 2011	4,050,615	$3.49	$3,595
Exercisable at September 30, 2011	855,103	$3.93	$625
The following table provides information about stock options that are outstanding and exercisable as of September 30, 2011:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)
$1.65 - $2.05	480,399	$1.71	6.2	90,377	$1.69	6.0
$2.47	1,453,230	$2.47	6.2	250,145	$2.47	6.2
$3.15 - $4.10	844,500	$3.68	9.2	42,500	$3.21	8.2
$5.19	1,272,486	$5.19	7.7	472,081	$5.19	7.7
For stock option awards outstanding as of September 30, 2011, we expect to recognize approximately $3.7 million of additional compensation expense over the remaining average service period of approximately 1.0 year.
Restricted Stock
The following table reflects restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	839,280	$4.05
Granted	30,000	$3.30
Vested	(285,317)	$3.61
Forfeited	(7,291)	$3.40
Outstanding at September 30, 2011	576,672	$4.24

For restricted stock awards outstanding as of September 30, 2011, we expect to record approximately $0.9 million of additional compensation expense over the remaining average service period of approximately 0.6 years.

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
During all periods presented, we had potential common shares that could dilute basic loss per common share in the future but have been excluded from the computation of diluted loss per common share as the effect would have been anti-dilutive. For each of the three and nine months ended September 30, 2011 and each of the three and nine months ended September 30, 2010, there were 83,868,598 and 82,887,381 potential common shares, respectively, excluded from the computation of diluted loss per share, consisting primarily of shares of common stock issuable upon the exercise of outstanding stock options and warrants and shares of common stock held in escrow to be released to certain stockholders upon achievement of specified price targets.

(9)	Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Our comprehensive loss for each of the three and nine months ended September 30, 2011 and 2010 equaled our net loss.

(10)	Related Party Transactions
Apollo Global Management, LLC
Communications LLC, AIF V PLASE and PLASE HT are each affiliated with Apollo. As of September 30, 2011, Apollo, through these entities, owned approximately 61% of our outstanding common stock. In December 2009, AIF V PLASE transferred its ownership in all of its equity and debt interests of us, including its holding of senior secured term indebtedness, the senior subordinated unsecured promissory note and common stock, to PLASE HT.
As of September 30, 2011, the affiliates of Apollo collectively held an aggregate face value and accrued interest of approximately $5.9 million of senior secured term indebtedness, approximately $17.7 million of second lien secured term indebtedness and approximately $23.9 million of senior subordinated unsecured promissory notes.
On October 7, 2011, in connection with a series of financing transactions, PLASE HT exchanged its approximately $5.9 million of senior secured term indebtedness for 1,448,350 shares of common stock and exchanged its approximately $17.7 million of second lien term indebtedness for 3,678,063 shares of common stock (see Note 13).
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
On November 5, 2010, we and HNS agreed to amend the promissory note to (i) extend the maturity date to December 31, 2011, (ii) revise the schedule of principal payments and (iii) provide that the approximately $1.0 million of accrued and unpaid interest shall be paid on December 31, 2010 with all future accrued interest on the promissory note paid quarterly in arrears. Pursuant to the terms of the amended promissory note, we made scheduled principal payments of $0.5 million on each of October 15, 2010, December 31, 2010 and April 15, 2011, approximately $0.8 million on July 15, 2011 and $1.5 million on October 17, 2011 and are required to repay the remaining balance on December 31, 2011. In connection with the amendment to the promissory note, we issued 50,000 shares of common stock to HNS as an amendment fee.
During the nine months ended September 30, 2010, HNS provided approximately $0.5 million of engineering development services to us. During the three and nine months ended September 30, 2011, HNS did not provide any services to us. As of September 30, 2011 and December 31, 2010, we had no outstanding balance payable to HNS other than pursuant to the senior unsecured promissory note.
Trivergance Business Resources, LLC
For the three months ended September 30, 2011 and 2010, Trivergance Business Resources, LLC ("TBR"), an affiliate of a member of our board of directors, provided approximately $0.5 million and $0.4 million, respectively, of marketing services to us. For each of the nine months ended September 30, 2011 and 2010, TBR provided approximately $1.3 million and $1.1 million, respectively, of marketing services to us.

(11)	Commitments and Contingencies
Contractual Payment Obligations
We have a long-term contract with an automaker pursuant to which the automaker agreed to install telematics devices in its vehicles and permit us to exclusively provide telematics services to its new customers. This contract requires us to pay the automaker for certain non-recurring costs associated with the initiation of telematics services. The contract also requires us to pay certain recurring amounts to the automaker in connection with the provision of services to the automaker's vehicles. Amounts related to each of these payment obligations are included in accrued liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010.
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
The following table presents certain financial information on our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenues:
HUGHES Telematics	$8,466	$1,616	$22,212	$1,847
Networkfleet	10,131	9,158	29,423	26,521
Lifecomm	—	—	—	—
Total	$18,597	$10,774	$51,635	$28,368
(Loss) Income from operations:
HUGHES Telematics	$(12,422)	$(16,600)	$(39,973)	$(51,771)
Networkfleet	2,296	900	2,715	2,130
Lifecomm	(2,283)	(1,091)	(6,602)	(1,388)
Total	$(12,409)	$(16,791)	$(43,860)	$(51,029)

	September 30, 2011	December 31, 2010
	(in thousands)
Total assets:
HUGHES Telematics	$64,519	$77,711
Networkfleet	16,939	18,235
Lifecomm	12,583	12,871
Total	$94,041	$108,817
Substantially all of our assets are located within the United States. As of September 30, 2011 and December 31, 2010, we included the approximately $5.2 million of goodwill in the total assets of the Networkfleet segment.

(13)	Subsequent Events
Financing Transactions
On October 7, 2011, we completed a series of transactions pursuant to which we raised aggregate gross cash proceeds of approximately $41.0 million and reduced our total indebtedness by approximately $7.9 million. The transactions included the following:

•	The issuance and sale for aggregate gross proceeds of approximately $20.0 million of 4,875,855 shares of common stock to a group of accredited investors at a purchase price of $4.10 per share;

•	The issuance of $21.0 million of new senior secured term indebtedness (the “Additional Loan”);

•	The exchange by an affiliate of Apollo of approximately $5.9 million of senior secured term indebtedness for 1,448,350 shares of common stock, reflecting an exchange price of $4.10 per share; and

•	The exchange of all of the approximately $23.0 million of second lien term indebtedness for 4,784,019 shares of common stock, reflecting an exchange price of $4.80 per share.
In connection with the transactions described above, we entered into an amendment to the First Lien Credit Agreement (the "Sixth Amendment") which, among other things, permitted the exchange of the approximately $5.9 million of existing senior secured term indebtedness and the exchange of the existing second lien term indebtedness in the exchange transactions and excluded the cash proceeds received in the private placement from the requirement to use 25% of the net cash proceeds from the sale of equity for the repayment of senior secured term indebtedness. In addition, pursuant to the Sixth Amendment, an additional covenant was added to the First Lien Credit Agreement which requires us to maintain a minimum balance of cash, cash equivalents and short-term investments of $5.0 million, subject to certain cure measures. Certain lenders under the First Lien Credit Agreement who consented to the Sixth Amendment received a consent fee payable in an aggregate of 321,934 shares of common stock. The Additional Loan has the same terms and conditions and the same security and guarantees as all other loans under the First Lien Credit Agreement.
Upon the consummation of the private placement and the payment of cash in lieu of fractional shares for the remaining outstanding second lien term indebtedness, the Second Lien Credit Agreement was terminated and repaid in full and all liens in favor of the collateral agent thereunder were released in their entirety.
Related Party Transaction
On November 9, 2011, we entered into a consulting agreement with Apollo pursuant to which Apollo will advise us on matters related to our business and other affairs until the earlier of November 9, 2014 or such time as Apollo owns less than 5% of our outstanding common stock. As consideration for the consulting services, we agreed to issue Apollo a fee of 325,000 shares of common stock.

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
Overview
We are a telematics services company that provides a suite of real-time voice and data communications services and applications. These services and applications are enabled through a state-of-the-art communications center designed with flexibility to connect various mobile devices with content, services and call centers. Within the automotive industry, our communications center allows for two way voice and data communications to vehicles and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics services provider in the United States for all new vehicles sold by Mercedes-Benz, and we are now the preferred provider of telematics services for all Mercedes-Benz vehicles purchased prior to November 16, 2009. These services are marketed under the mbrace brand. On November 1, 2011, we executed a telematics services agreement with VWGoA pursuant to which we will provide telematics services on an exclusive basis to specified Volkswagen brand vehicles sold or leased in the United States market commencing in 2013.
Our In-Drive solution offers services to consumers or other third parties through an aftermarket hardware device that we have developed and which we intend to distribute through relationships with companies and organizations with large customer or membership bases for installation in existing vehicles. On August 30, 2010, we entered into an agreement with State Farm to provide our In-Drive telematics services to certain customers of State Farm. We began providing our aftermarket hardware device to State Farm’s customers to enable telematics services during the three months ended September 30, 2011. Pursuant to the agreement, we are responsible for, among other things, certain website development to allow State Farm’s customers to access program information and maintenance and support of the hardware devices, including warranty. In accordance with the agreement and subject to fulfillment of our obligations thereunder, we will receive minimum aggregate payments of approximately $24.4 million from State Farm in the first two years of the contract for the configuration of our telematics platform to support the program, development of the program website, the final testing and deployment of the hardware device, other program launch activities and the procurement by us of an agreed upon minimum number of hardware devices which we will provide to State Farm’s customers. During the year ended December 31, 2010 and the nine months ended September 30, 2011, we received approximately $5.5 million and $8.1 million, respectively, of such amounts, and we expect to receive an additional $3.8 million during the remainder of the year ending December 31, 2011 and the remaining balance in the year ending December 31, 2012. In addition, we expect to receive recurring payments from State Farm’s customers subject to and in connection with their subscription to the offered telematics services. In addition, on July 28, 2011, we entered into an agreement with AAA Club Partners, Inc. ("ACP"), a holding company comprised of ten American Automobile Association clubs, pursuant to which we partnered with AAA to develop, test, market and launch a telematics solution utilizing our In-Drive products and service offerings. We expect to launch our service offering to members of ACP in the second quarter of 2012.
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

On May 12, 2010, we entered into a limited liability company agreement with Qualcomm, a leader in developing and delivering innovative digital wireless communications products and services, and AMAC, a healthcare communications company dedicated to the provision of support services to the healthcare community, forming Lifecomm. Lifecomm is developing a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device that is able to communicate information to and support voice interactions between the subscriber and an emergency assistance call center. Lifecomm expects to launch its service offerings late in the first quarter of 2012.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenues:
HUGHES Telematics	$8,466	$1,616	$22,212	$1,847
Networkfleet	10,131	9,158	29,423	26,521
Lifecomm	—	—	—	—
Total	$18,597	$10,774	$51,635	$28,368
(Loss) Income from operations:
HUGHES Telematics	$(12,422)	$(16,600)	$(39,973)	$(51,771)
Networkfleet	2,296	900	2,715	2,130
Lifecomm	(2,283)	(1,091)	(6,602)	(1,388)
Total	$(12,409)	$(16,791)	$(43,860)	$(51,029)
Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
Revenues
Service revenues relate to the consideration received from the provision of Networkfleet’s monitoring and tracking services and of the mbrace services to owners and lessees of Mercedes-Benz vehicles and are recognized as revenue when earned over the applicable subscription term. Hardware revenues consist principally of the sale of Networkfleet’s telematics device. The following table sets forth information related to our revenues for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Services	$16,118	$8,215
Hardware	2,479	2,559
Total revenues	$18,597	$10,774
Total revenues for the three months ended September 30, 2011 increased to approximately $18.6 million, a 73% increase from the approximately $10.8 million of total revenues for the three months ended September 30, 2010. This increase was primarily due to the approximately $8.5 million of service revenues recognized related to the mbrace service offering in the three months ended September 30, 2011 compared to approximately $1.6 million of revenues recognized in the three months ended September 30, 2010 and an approximately $1.1 million, or 16%, increase in Networkfleet’s service revenues in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Units active on Networkfleet’s network increased to approximately 128,000 as of September 30, 2011, a 14% increase from the approximately 112,000 units active as of September 30, 2010. Service revenues are expected to continue to increase in future periods as (i) we continue to earn the deferred revenue related to the provision of services to paying subscribers of the mbrace service, (ii) we convert additional mbrace subscribers from a trial to a paid subscription, (iii) we market to Mercedes-Benz vehicle owners and lessees who do not currently subscribe to the mbrace service offering, including subscribers to the Mercedes-Benz service formerly marketed as Tele Aid, (iv) Networkfleet continues to sell additional hardware devices thereby growing the number of active units on its network and (v) we grow our customer base related to our In-Drive service offering which launched in the third quarter of 2011 through our relationship with State Farm. Further, we expect to begin generating revenue from (i) our Lifecomm service offering late in the first quarter of 2012, (ii) our In-Drive service offering distributed through ACP in the second quarter of 2012 and (iii) through our relationship with VWGoA in the year ending December 31, 2013.
Hardware revenues for the three months ended September 30, 2011 decreased by approximately $0.1 million as compared to the three months ended September 30, 2010 due primarily to an approximately 9% decrease in the average sales price per unit, partially offset by an increase in the number of units sold from approximately 7,500 units in the three months ended September 30, 2010 to approximately 8,100 units in the three months ended September 30, 2011, an increase of 8%.
Cost of Revenues
Cost of services includes per-unit monthly charges from various wireless, mapping and roadside assistance providers and the salaries and related benefits of employees who support our call centers and manage our data centers. Cost of hardware sold consists primarily of the cost of direct materials required to produce Networkfleet’s telematics device and the cost of shipping and installing devices. The following table sets forth information related to costs of revenue for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Cost of services	$5,085	$5,763
Cost of hardware sold	1,713	1,872
Total cost of revenues	$6,798	$7,635
Total cost of revenues decreased to approximately $6.8 million for the three months ended September 30, 2011, an 11% decrease from the approximately $7.6 million for the three months ended September 30, 2010. Cost of services for the three months ended September 30, 2011 consisted of approximately $3.8 million of costs related to the provision of the mbrace service to owners and lessees of Mercedes-Benz vehicles and approximately $1.3 million of costs related to the provision of Networkfleet’s service offerings. As the mbrace service launched in November 2009, during the three months ended September 30, 2010, the cost of services related to the provision of the mbrace service was incurred without the benefit of substantial related revenues because an introductory trial of six months is offered to the purchasers or lessees of new Mercedes-Benz vehicles. Accordingly, for the three months ended September 30, 2010, the cost of services related to the mbrace service significantly exceeded the revenues recognized therefrom. Cost of services related to the provision of Networkfleet’s service offerings decreased approximately $0.6 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to lower pricing from a supplier. Cost of hardware sold decreased to approximately $1.7 million for the three months ended September 30, 2011, a 9% decrease from the approximately $1.9 million for the three months ended September 30, 2010, primarily due to lower warranty and installations costs of Networkfleet’s telematics device, partially offset by a higher number of units sold in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. We expect cost of revenues to increase in future periods as we continue to add subscribers in each of our operating segments.
Research and Development Expense
Research and development expense consists primarily of salaries and related benefits for employees and fees paid to third parties associated with engineering and product development activities. Research and development expense for the three months ended September 30, 2011 increased to approximately $4.2 million from approximately $2.8 million for the three months ended September 30, 2010, an increase of approximately $1.4 million, or 51%. This increase was due primarily to approximately $0.6 million of increased labor expense supporting the development of the Lifecomm wearable device and mobile personal emergency response service, approximately $0.5 million of increased labor expense primarily due to the capitalization of certain internal and external labor costs incurred during the three months ended September 30, 2010 related to development projects that were completed during the year ended December 31, 2010 and approximately $0.4 million of increased costs incurred in the development of the In-Drive solution during the three months ended September 30, 2011. We expect research and development expense to increase in future periods as we continue the development of the Lifecomm and In-Drive solutions and as certain costs associated with software development projects which were capitalized during the year ended December 31, 2010 will be expensed as the application development stage of such projects has been completed.
Sales and Marketing Expense
Sales and marketing expense consists primarily of (i) salaries, commissions and related benefits for employees engaged in sales initiatives and other marketing activities, (ii) certain amounts paid to Mercedes-Benz and its dealers, (iii) the costs associated with direct marketing campaigns and (iv) trade shows and other forms of advertising. Sales and marketing expense decreased to approximately $5.3 million for the three months ended September 30, 2011 from approximately $5.4 million for the three months ended September 30, 2010, a decrease of approximately $0.1 million, or 2%. This decrease was due primarily to an approximately $0.3 million decrease in direct marketing costs incurred relating to our mbrace service offering, including certain amounts payable to Mercedes-Benz and its dealers, offset by an increase of approximately $0.2 million in labor costs as the number of employees and consultants dedicated to sales and marketing activities grew in the three months ended September 30, 2011 as we continue to develop brand awareness of Lifecomm's mobile personal emergency response service and continue to develop our relationship with Mercedes-Benz and its dealers and pursue relationships with other automakers and further develop our consumer marketing strategy. We expect sales and marketing expense to increase further in future periods as we expand our sales and marketing activities and further develop our consumer strategy for Mercedes-Benz, VWGoA, In-Drive, Lifecomm and other potential future opportunities.
General and Administrative Expense
General and administrative expense consists primarily of facilities costs, finance, accounting, legal, information technology, human resources and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the three months ended September 30, 2011 increased to approximately $11.6 million from approximately $8.3 million for the three months ended September 30, 2010, an increase of approximately $3.3 million, or 40%. This increase was due primarily to an approximately $2.3 million increase in labor and related costs as we increased our operational support staff to further develop and maintain the systems and infrastructure that are necessary for our operations, an approximately $0.6 million increase in professional fees and an approximately $0.1 million increase in fees charged for processing credit card payments from our customers. We expect general and administrative expense to increase in future periods as we increase our support teams to support the launch of our VWGoA, In-Drive and Lifecomm solutions.
Depreciation and Amortization
Depreciation and amortization expense includes the depreciation of property and equipment, the amortization of intangible assets and the amortization of capitalized software which is ready for its intended use. Depreciation and amortization expense for the three months ended September 30, 2011 and 2010 was approximately $3.1 million and $3.4 million, respectively.
Interest Expense, Net
Interest expense, net for the three months ended September 30, 2011 increased to approximately $6.0 million from approximately $5.5 million for the three months ended September 30, 2010, an increase of approximately $0.5 million. Interest expense, net for the three months ended September 30, 2011 consisted primarily of $3.7 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, $1.0 million of accrued interest and amortization of discount and debt issuance costs related to the second lien term indebtedness, $0.2 million of accrued interest related to the senior unsecured promissory note and $1.1 million of accrued interest and discount amortization related to the senior subordinated unsecured term promissory notes. Interest expense, net for the three months ended September 30, 2010 consisted primarily of $3.6 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, $0.7 million of accrued interest and amortization of discount and debt issuance costs related to the second lien term indebtedness, $0.2 million of accrued interest related to the senior unsecured promissory note and $1.0 million of accrued interest and discount amortization related to the senior subordinated unsecured term promissory notes.
Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
Revenues
The following table sets forth information related to our revenues for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Services	$44,218	$20,739
Hardware	7,417	7,629
Total revenues	$51,635	$28,368
Total revenues for the nine months ended September 30, 2011 increased to approximately $51.6 million, an 82% increase from the approximately $28.4 million of total revenues for the nine months ended September 30, 2010. This increase was primarily due to the approximately $22.2 million of service revenues recognized related to the mbrace service offering in the nine months ended September 30, 2011 compared to approximately $1.8 million of revenues recognized in the nine months ended September 30, 2010 and an approximately $3.1 million, or 17%, increase in Networkfleet’s service revenues in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Units active on Networkfleet’s network increased to approximately 128,000 as of September 30, 2011, a 14% increase from the approximately 112,000 units active as of September 30, 2010. Service revenues are expected to continue to increase in future periods as (i) we continue to earn the deferred revenue related to the provision of services to paying subscribers of the mbrace service, (ii) we convert additional mbrace subscribers from a trial to a paid subscription, (iii) we market to Mercedes-Benz vehicle owners and lessees who do not currently subscribe to the mbrace service offering, including subscribers to the Mercedes-Benz service formerly marketed as Tele Aid, (iv) Networkfleet continues to sell additional hardware devices thereby growing the number of active units on its network and (v) we grow our customer base related to our In-Drive service offering which launched in the third quarter of 2011 through our relationship with State Farm. Further, we expect to begin generating revenue from (i) our Lifecomm service offering late in the first quarter of 2012, (ii) our In-Drive service offering distributed through ACP in the second quarter of 2012 and (iii) through our relationship with VWGoA in the year ending December 31, 2013.
Hardware revenues for the nine months ended September 30, 2011 decreased by approximately $0.2 million as compared to the nine months ended September 30, 2010 due to an approximately 7% decrease in the average sales price per unit, partially offset by an increase in the number of units sold from approximately 22,900 units in the nine months ended September 30, 2010 to approximately 24,000 units in the nine months ended September 30, 2011, an increase of 5%.
Cost of Revenues
The following table sets forth information related to cost of revenues for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Cost of services	$16,602	$16,240
Cost of hardware sold	5,085	5,612
Total cost of revenues	$21,687	$21,852
Total cost of revenues decreased to approximately $21.7 million for the nine months ended September 30, 2011, a 1% decrease from the approximately $21.9 million for the nine months ended September 30, 2010. Cost of services for the nine months ended September 30, 2011 consisted of approximately $11.5 million of costs related to the provision of the mbrace service to owners and lessees of Mercedes-Benz vehicles and approximately $5.1 million of costs related to the provision of Networkfleet’s service offerings. As the mbrace service launched in November 2009, during the nine months ended September 30, 2010, the cost of services related to the provision of the mbrace service was incurred without the benefit of substantial related revenues because an introductory trial of six months is offered to the purchasers or lessees of new Mercedes-Benz vehicles. Accordingly, for the nine months ended September 30, 2010, the cost of services related to the mbrace service significantly exceeded the revenues recognized therefrom. Cost of services related to the provision of Networkfleet’s service offerings decreased approximately $0.3 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to lower pricing from a supplier. Cost of hardware sold decreased to approximately $5.1 million for the nine months ended September 30, 2011, a 9% decrease from the approximately $5.6 million for the nine months ended September 30, 2010, primarily to due to lower warranty and installations costs of Networkfleet’s telematics device. We expect cost of revenues to increase in future periods as we continue to add subscribers in each of our operating segments.

Research and Development Expense
Research and development expense for the nine months ended September 30, 2011 increased to approximately $12.9 million from approximately $6.8 million for the nine months ended September 30, 2010, an increase of approximately $6.1 million or 91%. This increase was due primarily to approximately $3.3 million of increased labor expense supporting the development of the Lifecomm wearable device and mobile personal emergency response service, approximately $1.7 million of increased labor expense primarily due to the capitalization of certain internal and external labor costs incurred during the nine months ended September 30, 2010 related to development projects that were completed during the year ended December 31, 2010 and approximately $0.9 million of increased costs incurred in the development of the In-Drive solution during the nine months ended September 30, 2011. We expect research and development expense to increase in future periods as we continue the development of the Lifecomm and In-Drive solutions and as certain costs associated with software development projects which were capitalized during the year ended December 31, 2010 will be expensed as the application development stage of such projects has been completed.
Sales and Marketing Expense
Sales and marketing expense for the nine months ended September 30, 2011 increased to approximately $18.1 million from approximately $15.6 million for the nine months ended September 30, 2010, an increase of approximately $2.5 million, or 16%. This increase related primarily to an approximately $1.5 million increase in direct marketing costs for our mbrace service offering, including certain amounts payable to Mercedes-Benz and its dealers, an increase of approximately $0.9 million in labor costs as the number of employees and consultants dedicated to sales and marketing activities grew in the nine months ended September 30, 2011 as we continue to develop brand awareness of Lifecomm's mobile personal emergency response service and our In-Drive aftermarket solution and continue to develop our relationship with Mercedes-Benz and its dealers and pursue relationships with other automakers and further develop our consumer marketing strategy. We expect sales and marketing expense to increase further in future periods as we expand our sales and marketing activities and further develop our consumer strategy for Mercedes-Benz, VWGoA, In-Drive, Lifecomm and other potential future opportunities.
General and Administrative Expense
General and administrative expense for the nine months ended September 30, 2011 increased to $32.6 million from $24.9 million for the nine months ended September 30, 2010, an increase of $7.7 million, or 31%. This increase was due primarily to a $5.1 million increase in labor costs as we increased our operational support staff to further develop and maintain the systems and infrastructure that are necessary for our operations, an approximately $1.4 million increase in professional fees and an approximately $0.5 million increase in fees charged for processing credit card payments from our customers. We expect general and administrative expense to increase slightly in future periods as we increase our support teams to support the launch of our VWGoA, In-Drive and Lifecomm solutions.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2011 and 2010 was approximately $10.2 million and $10.3 million, respectively.
Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2011 increased to approximately $17.7 million from approximately $16.3 million for the nine months ended September 30, 2010, an increase of approximately $1.4 million. Interest expense, net for the nine months ended September 30, 2011 consisted primarily of $10.9 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, $2.9 million of accrued interest and amortization of discount and debt issuance costs related to the second lien term indebtedness, $0.5 million of accrued interest related to the senior unsecured promissory note, $3.3 million of accrued interest and discount amortization related to the senior subordinated unsecured term promissory notes and $0.1 million of interest expense on capital leases and vendor financing arrangements. Interest expense, net for the nine months ended September 30, 2010 consisted primarily of $10.6 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, $2.0 million of accrued interest and amortization of discount and debt issuance costs related to the second lien term indebtedness, $0.7 million of accrued interest related to the senior unsecured promissory note, $2.8 million of accrued interest and discount amortization related to the senior subordinated unsecured term promissory notes and $0.4 million of interest expense on capital leases and vendor financing arrangements, partially offset by approximately $0.1 million of interest income and $0.1 million of interest that was capitalized.

Liquidity and Capital Resources
As of September 30, 2011, we had cash, cash equivalents and short-term investments of approximately $9.8 million and restricted cash of approximately $1.3 million which secures outstanding letters of credit. Additionally, in October 2011, we raised an aggregate of approximately $41.0 million through the sale of common stock in a private placement and the issuance of additional senior secured term indebtedness. Of our consolidated cash, cash equivalents and short-term investments, approximately $4.6 million is held by our Lifecomm subsidiary for use in that business. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2010 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We believe that the cash, cash equivalents and short-term investments on hand as of September 30, 2011, the approximately $41.0 million raised in October 2011 and the projected cash flows to be generated by our service offerings to Mercedes-Benz vehicles and sales of our In-Drive and Lifecomm products and services will allow us to continue operations beyond the next twelve months. We launched our service offerings to Mercedes-Benz vehicles just under two years ago, recently launched our In-Drive product and service offerings and expect to launch our Lifecomm product and service offerings late in the first quarter of 2012. Some or all of the assumptions underlying our projections related to these product and service offerings may prove to be materially inaccurate, and if so, we cannot assure you that our net losses and negative cash flow will not surpass our expectations. Accordingly, we may be required to raise additional capital or to reduce our operating expenditures in the future. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of our existing credit facilities, or we will need to obtain waivers from our lenders. Our credit facilities contain covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. Such additional capital may be provided by, among other things, the cash proceeds from the exercise of the outstanding warrants to purchase shares of our common stock. There is no assurance that we will be successful in obtaining additional financing, if needed, or that we will be able to reduce our operating expenditures.
Operating Activities
For the nine months ended September 30, 2011, cash used in operating activities was approximately $8.5 million, consisting primarily of a net loss of $61.6 million partially offset by the collection of a $6.8 million account receivable balance outstanding as of December 31, 2010, a $9.6 million increase in deferred revenue related to prepaid subscription fees from customers to the mbrace service, an $8.8 million increase in deferred revenue related to payments received from State Farm related to our In-Drive telematics service offerings, $4.2 million of net changes in other operating assets and liabilities, $10.2 million of depreciation and amortization, $4.1 million of interest accrued on long-term indebtedness that was paid in-kind with such accrued interest being added to the outstanding principal balance of the debt, $5.5 million of discount and debt issuance cost amortization, $2.5 million of share-based compensation expense and $1.4 million of in-kind contributions from non-controlling interests in a consolidated subsidiary. For the nine months ended September 30, 2010, cash used in operating activities was approximately $22.2 million, consisting primarily of a net loss of $67.3 million partially offset by $21.7 million of net changes in operating assets and liabilities, $10.3 million of depreciation and amortization, $6.0 million of interest accrued on long-term indebtedness that was paid in-kind with such accrued interest being added to the outstanding principal balance of the debt, $4.6 million of discount and debt issuance cost amortization, $2.1 million of share-based compensation expense and $0.4 million of in-kind contributions from non-controlling interests in a consolidated subsidiary.
Investing Activities
For the nine months ended September 30, 2011, cash used in investing activities, excluding purchases and maturities of short-term investments, was approximately $5.4 million, consisting primarily of $2.3 million of capitalized software costs related to Lifecomm’s operations, $1.7 million of capital expenditures related to the HUGHES Telematics segment, $0.7 million of capital expenditures related to the Networkfleet segment and $0.8 million of capitalized software costs related to Networkfleet's operations, partially offset by approximately $0.1 million of proceeds received from the disposal of equipment. For the nine months ended September 30, 2010, cash used in investing activities, excluding purchases and maturities of short-term investments, was approximately $3.4 million, consisting primarily of $2.7 million of capitalized software costs related to Networkfleet’s operations, $0.7 million of capital expenditures related to the HUGHES Telematics segment, $0.3 of capital expenditures related to the Networkfleet segment and an increase in restricted cash of $0.2 million, partially offset by $0.5 million of proceeds received from the disposal of certain available-for-sale assets.

Financing Activities
For the nine months ended September 30, 2011, cash provided by financing activities was approximately $6.8 million, consisting primarily of $4.7 million of net proceeds from the issuance of common stock and $4.8 million of net proceeds from the issuance of second lien term indebtedness, partially offset by $1.4 million of repayments of long-term debt and $1.3 million of payments on capital lease obligations. For the nine months ended September 30, 2010, cash provided by financing activities was approximately $20.0 million, consisting of $14.9 million of net proceeds in connection with the issuance of common stock and $10.0 million of cash proceeds from the sale of non-controlling interests in Lifecomm, partially offset by $3.2 million of payments on capital lease obligations and $1.7 million of payments on long-term debt.
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
Recent Accounting Pronouncements
See Item 1 of Part I of this Quarterly Report on Form 10-Q, “Financial Statements – Note 4 – Recently Adopted Accounting Pronouncements.”
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of September 30, 2011, we had approximately $11.1 million of cash, cash equivalents, short-term investments and restricted cash. This cash, cash equivalents, short-term investments and restricted cash is subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.
We may suffer from fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. As of September 30, 2011, we had outstanding debt with an aggregate face amount, including interest which has been paid in kind, of approximately $129.8 million, which included variable rate borrowings of approximately $76.9 million. As of September 30, 2011, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense by approximately $0.8 million.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2011	By:	/s/ JEFFREY A. LEDDY
Jeffrey A. Leddy Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	By:	/s/ CRAIG J. KAUFMANN
Craig J. Kaufmann Senior Vice President Finance and Treasurer (Principal Financial and Accounting Officer)