Form 10-K
period 2011-12-31
HUGHES Telematics, Inc.
filed 2012-03-15
CIK 1410240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-33860
HUGHES Telematics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0443717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2002 Summit Boulevard, Suite 1800 Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (404) 573-5800
Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 30, 2011, was $78,668,257. As of March 14, 2012, there were 105,895,928 shares of the registrant's common stock outstanding.

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
Item 1. Business
Unless the context otherwise requires, “we”, “us” or “our” refer to the business of HUGHES Telematics, Inc. its wholly-owned subsidiaries and its partially-owned consolidated subsidiaries.
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
Within the automotive industry, our communications center allows for two way voice and data communications to a vehicle and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics service provider in the United States for all new vehicles sold by Mercedes-Benz USA, LLC (“Mercedes-Benz”), and we are the preferred provider of telematics services for all Mercedes-Benz vehicles purchased prior to November 16, 2009. These services are marketed under the mbrace® brand and are enabled through a factory-installed hardware device in Mercedes-Benz vehicles. As of December 31, 2011, we had approximately 175,000 subscribers to the mbrace service offering. On November 1, 2011, we executed a telematics services agreement with Volkswagen Group of America, Inc. (“VWGoA”) pursuant to which we will provide telematics services on an exclusive basis to specified Volkswagen brand vehicles sold or leased in the United States market commencing in 2013.
Our In-Drive® solution offers services to consumers, partners and other third parties through an aftermarket hardware device that we have developed and which we intend to distribute through relationships with companies and organizations with large customer or membership bases for installation in existing vehicles. In August 2010, we entered into an agreement with State Farm Mutual Automobile Insurance Company ("State Farm") pursuant to which we provide our In-Drive telematics services to certain customers of State Farm. In July 2011, we also entered into an agreement with AAA Club Partners, Inc. ("ACP"), a holding company comprised of ten American Automobile Association clubs, pursuant to which we expect to develop, test, market and launch a telematics solution utilizing our In-Drive products and service offerings for ACP. We expect to launch our service offering to members of ACP in the fourth quarter of 2012. Additionally, through Networkfleet, Inc. (“Networkfleet”), our wholly-owned subsidiary, we currently offer remote vehicle monitoring and other data services through an aftermarket hardware device which supports owners and operators of fleets of vehicles. As of December 31, 2011, Networkfleet had approximately 132,000 subscribers to its service offering.
In May 2010, we broadened our connected services offerings beyond the automotive market to include the mobile health and wellness industry with the formation of Lifecomm, LLC (“Lifecomm”), a majority owned subsidiary founded with QUALCOMM Incorporated (“Qualcomm”), a leader in developing and delivering innovative digital wireless communications products and services, and American Medical Alert Corp. (“AMAC”), a healthcare communications company dedicated to the provision of support services to the healthcare community. Lifecomm intends to design, develop, finance and operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device that is able to communicate data information and support voice interactions between the subscriber and an emergency assistance call center for purposes of dispatching first responders to the subscriber's location. We expect to launch the Lifecomm service offerings in the third quarter of 2012.
We were incorporated in Delaware in 2007 as Polaris Acquisition Corp. (“Polaris”). On March 31, 2009, pursuant to the terms of the Agreement and Plan of Merger dated June 13, 2008 (as amended and restated on November 10, 2008 and March 12, 2009, the “Merger Agreement”), Hughes Telematics, Inc. (“Old HTI”), a privately held company, and Polaris, a publicly held blank check company, consummated the merger (the “Merger”) whereby Old HTI merged with and into a wholly owned direct subsidiary of Polaris with Old HTI as the surviving corporation, and immediately thereafter, Old HTI merged with and into Polaris, with Polaris as the surviving corporation. In connection with the Merger, Polaris changed its name from “Polaris Acquisition Corp.” to “HUGHES Telematics, Inc.”
Automotive Service Offerings
We offer a comprehensive set of services that can be tailored to meet the needs of our customers and partners. Many of these services are being offered today through our relationship with each of Mercedes-Benz and State Farm, while others are expected to be offered through our relationship with VWGoA or through offerings designed for other In-Drive distribution partners. A sample of these services currently offered or under development includes:

Safety and Security - The safety and security services utilize certified emergency response specialists and the most accurate and up-to-date public safety answering point location data to provide peace of mind to a driver and other family members.
Services Offered or Under Development Include: Automatic crash notification SOS/Emergency calling Roadside assistance Stolen vehicle location assistance Automatic alarm notification Crisis assist
Navigation - The navigation services leverage vehicle connectivity to offer services to more effectively route a driver to a destination.	Services Offered or Under Development Include: Route assistance Point-of-interest destination downloads Location-based traffic Location-based weather Turn-by-turn navigation assistance
Convenience - The convenience services are designed to provide customers with an enhanced ownership experience and assistance with vehicle interaction.	Services Offered or Under Development Include: Remote door lock/unlock Vehicle finder Automated maintenance alerts Concierge
Diagnostics - The diagnostics services allow customers to proactively manage the maintenance of their vehicles.	Services Offered or Under Development Include: Maintenance/service reminders Automated diagnostic alerts Emissions monitoring Recall information
Infotainment - Infotainment (information and entertainment) services provide access to personalized information on demand.	Services Offered or Under Development Include: Local information Stock prices Sports scores News Fuel prices Social networking
Mercedes-Benz mbrace
On November 16, 2009, we launched our first automotive manufacturer service offering with Mercedes-Benz. This service offering is marketed by Mercedes-Benz under the mbrace brand. Mercedes-Benz mbrace services bring connectivity to Mercedes-Benz drivers and allow us to offer numerous features aggregated in the categories of safety and security, navigation and convenience. The services can be accessed quickly and easily from within the vehicle or from any computer through a personalized web portal. Additionally, with the launch of mbrace, we introduced the automotive industry's first connected mobile application allowing consumers to use several convenience features such as vehicle locate and door lock/unlock from certain smartphones.
In January 2012, we and Mercedes-Benz announced the introduction of the next generation of connected vehicle solutions for Mercedes-Benz vehicles with the mbrace2 service offering. The mbrace2 service offering features 3G network connectivity and enhanced integration with other vehicle networks and makes available features in the diagnostics and infotainment categories. Specifically, the new Internet-based service called "Mercedes-Benz Apps" includes, among other new functionality, access to Facebook, Google, open browsing, stocks, Yelp! and news headlines. In addition, the operating software underlying the mbrace2 service offering can be remotely updated in the vehicle "over the air" for a continual evolution of in-vehicle innovation throughout the life of the vehicle. The mbrace2 service offering will be launched in the second quarter of 2012 and will be enabled on most model year 2013 Mercedes-Benz vehicles produced for sale in the United States market.
In-Drive
We have leveraged our existing intellectual property and technology infrastructure to create an aftermarket solution for consumers that we are marketing under the In-Drive brand and which we intend to distribute through relationships with companies and organizations with large customer bases for installation in existing vehicles. The In-Drive solution includes self-installed hardware devices, each designed to operate with our core system architecture and allow customers to experience many of the same connected benefits as vehicle owners with factory-installed telematics units. Through our In-Drive service offering, we provide a broad range of applications, including usage-based insurance, vehicle diagnostics, emergency calling, stolen vehicle location assistance and driver behavior analysis.
In the second quarter of 2009, we launched a pilot program with State Farm using our In-Drive aftermarket hardware device to assess, develop and test a usage-based insurance program. The pilot program was eventually expanded to include more than 1,000 vehicles owned and operated by employees of State Farm. In August 2010, we executed a distribution agreement with State Farm and launched the program during the third quarter of 2011. Pursuant to the agreement, we configured our telematics platform to support the program and provide our aftermarket hardware device to State Farm's customers to enable the delivery of telematics services to both State Farm and its customers. In addition, we are responsible for, among other things, certain website development to allow the customers to access program information and maintenance and support of the hardware devices, including warranty.
In July 2011, we also entered into an agreement with ACP, a holding company comprised of ten American Automobile Association clubs, pursuant to which we expect to develop, test, market and launch a telematics solution utilizing our In-Drive products and service offerings for ACP. We expect to launch our service offering to members of ACP in the fourth quarter of 2012.
Networkfleet
Through Networkfleet, we provide fleet operators with a vehicle management solution that includes remote vehicle monitoring and other data services through an aftermarket hardware device installed on existing vehicles. Networkfleet provides a fleet management solution which includes an easy-to-use automatic vehicle location and remote vehicle diagnostics system and is targeted to the approximately 20 million local market commercial fleet customers operating throughout North America. Networkfleet allows fleet managers to monitor driver performance for unauthorized/unsafe usage and improve operating efficiency by providing access to data such as the vehicle's current location, fuel consumption, mileage, emission compliance status, maintenance alerts and actual driving speed through custom mapping and reporting. For the years ended December 31, 2011, 2010 and 2009, Networkfleet generated revenues of approximately $40.2 million, $35.6 million and $33.0 million, respectively. As of December 31, 2011 and 2010, Networkfleet had approximately 132,000 and 117,000 subscribers, respectively, to its service offering.
Lifecomm
In May 2010, we formalized our efforts to broaden our connected services beyond the automotive market to include the mobile health and wellness industry with the formation of Lifecomm, a majority owned subsidiary founded with Qualcomm and AMAC. Lifecomm intends to design, develop, finance and operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device that is able to communicate data information and support voice interactions between the subscriber and an emergency assistance call center for purposes of dispatching first responders to the subscriber's location. Lifecomm expects to launch its service offerings during the third quarter of 2012 through a Value Added Reseller Agreement with AMAC. Lifecomm is in active discussions with other potential distribution partners and also expects to pursue a direct to consumer distribution strategy.
Unlike previous generations of personal emergency response systems which utilize a customer's landline telephone, the Lifecomm device operates on a cellular network which allows the service to work when the customer is outside of the home. The solution will consist of a wearable lightweight device which can be worn as a watch, pendant or belt clip and will provide users with a convenient, one-button connection to an emergency assistance call center. Inside the device, a cellular modem will enable wireless voice and data communications and embedded GPS combined with other sensors will enable location-based tracking and monitoring of the person wearing the device. A personalized web portal for the user and/or caregiver will provide access to information about user activity and location.

International Joint Ventures
In the year ending December 31, 2012, we expect to expand our business internationally, with our initial market focus to include China, Russia and Europe. This global expansion is being driven by demand from our existing automaker partners who are looking for a single telematics service provider to support their worldwide operations and by our evaluation of regions currently under served for telematics services and which provide us with tremendous growth opportunities. As we enter new markets, we expect to leverage the telematics platform we have designed and implemented in the United States to bring each of our existing business initiatives to the market. In certain regions, regulatory or other requirements will require us to form partnerships with local entities. In these cases, we expect to find local partners with industry-specific knowledge and/or with relationships with relevant in-region distribution channels.
In November 2011, we entered into an agreement with a Russian partner pursuant to which we agreed to set up a pilot telematics system for use in the Russian and Commonwealth of Independent States ("CIS") markets. We expect to have the pilot system installed and operational in the second quarter of 2012. This agreement and the pilot system are expected to be the initial steps to forming a joint venture with our Russian partner pursuant to which we will launch our business in the Russian and CIS markets. In forming the joint venture, we expect our partner to contribute, among other things, cash and contributions for a majority interest, and we expect to contribute the right to use proprietary aspects of our telematics infrastructure on an exclusive basis in the Russian and CIS markets.
In February 2012, we and certain China-based partners formed a joint venture company which we expect will launch our business in the China market. With approximately 18.5 million vehicles sold during the year ended December 31, 2011, China has quickly become the world's largest market for new vehicle sales. In forming the joint venture, our partners have contributed, among other things, cash and the necessary operating licenses for a majority interest in the venture, and we expect to contribute the right to use our telematics infrastructure on an exclusive basis in the China market. We expect to have our telematics system installed and operational in China by the third quarter of 2012.
Automotive Telematics Industry
Introduction
Since the mid-1990's in the United States, consumer awareness and demand have grown dramatically for in-car safety and security applications, navigation systems, diagnostics capabilities and various forms of infotainment integration. The demand for telematics has risen steadily over the past few years as a result of several factors in addition to growing consumer demand. Vehicle manufacturers are looking for solutions that provide connectivity to the car for diagnostics, inventory tracking and the eventual need to update the on-board computers. Regulatory agencies are placing more emphasis on diagnostics, emissions and traffic-based navigation solutions, each of which are significantly enhanced with telematics services. Additionally, manufacturers see telematics as an opportunity to bring new service offerings to the vehicle on a more frequent basis without having to deploy a new hardware device or have the vehicle brought to a dealership for downloading software updates.
With domestic automakers increasingly seeking value-added services to attract car buyers, in-vehicle telematics solutions have been moving from a premium service in limited luxury models to a standard feature found in many vehicles. IMS Research projected that the global telematics market will grow at a compound annual growth rate of approximately 30% between 2009 and 2017 to a total of nearly 40.6 million vehicles produced with telematics systems by the year ending December 31, 2017.
Electric vehicles provide another area of expected growth for telematics. A report from Pike Research indicates nearly nine out of ten electric vehicles sold in the year ended December 31, 2011 included at least a basic telematics package and that the percentage will likely grow to 94% by the year ending December 31, 2017. In addition to traditional telematics applications such as safety and security, owners and lessees of electric vehicles are expected to use telematics for more unique applications such as to query information on the state of the battery charge of their vehicle, to find the nearest charging station and to remotely manage the climate of their vehicle while charging. Further, the ability for these vehicles to communicate with the electric grid will help utilities anticipate the location and duration of vehicle charging thereby allowing for better management of grid balancing.
Competitive Landscape
Telematics services providers compete directly for long-term telematics services relationships with automakers. Some of these solutions interface with “embedded,” or factory-installed, devices in the vehicle while others involve aftermarket products, such as personal navigation devices (“PNDs”) or tethered connectivity through a vehicle owner's or lessee's smartphone. As a general rule, factory-installed solutions offer a wider range of services given the integration within the vehicle. Other parties, such as wireless phone and other hand held device providers, offer limited services and products that partially overlap with the services provided by telematics companies.

Telematics Services Providers
Telematics services providers in the United States include OnStar, Wireless Car and Agero (formerly known as ATX Group). Of these telematics service providers, OnStar, a wholly-owned subsidiary of General Motors, is the most well-known, with over 6 million subscribers in the United States, Canada and China. OnStar focuses its service offerings around safety and security applications, including roadside assistance, emergency help following an airbag deployment and stolen vehicle tracking. OnStar has also introduced additional services, such as turn by turn navigation support, stolen vehicle slow-down and remote vehicle diagnostics. We view OnStar's success as being supportive of the broader telematics market as it has increased consumer awareness and appreciation of telematics services and illustrates the consumer's willingness to pay monthly subscription fees for the services provided. Additionally, General Motors has been vocal about the internal benefits OnStar provides the General Motors engineering teams, resulting in significant annual savings, and thereby motivating other automakers to consider adding telematics capabilities to their vehicles. OnStar's advertising support for its solutions has produced almost 100% recognition of the OnStar brand among new car buyers in the United States. Although OnStar offers similar services to ours, it largely offers its services only to owners and lessees of vehicles sold by General Motors. In the third quarter of 2011, OnStar launched a consumer oriented aftermarket device which is distributed through retail channels and may be installed on vehicles manufactured by other automakers.
Agero, which was acquired by Cross County in 2008, currently provides services to Toyota, BMW, Mercedes-Benz (vehicles sold in the United States prior to November 16, 2009 or in Canada), Hyundai, PSA Peugeot Citroen and Rolls-Royce Motor Cars. Mercedes-Benz terminated its contract with ATX Group, effective on November 15, 2009. Starting on November 16, 2009, we became the provider to all new Mercedes-Benz vehicles manufactured for the United States market, and we are now the telematics provider of choice for all Mercedes-Benz customers who purchased their vehicle prior to November 16, 2009.
Aftermarket Fleet Telematics Services Providers
There are over 75 aftermarket telematics suppliers that provide GPS tracking capabilities for fleets of vehicles. The market is segmented based on the type of fleet and the type of functionality required. These segments include, among others, long-haul trucking, service vehicles, municipalities, construction, school bus and emergency service vehicles. The suppliers range from Qualcomm, which is a major supplier to long haul truck fleets, to numerous small suppliers with simple web applications and no intellectual property. Networkfleet is one of the largest suppliers that serve the local fleet market, which includes cars, light-duty trucks and heavy-duty trucks. Our major competitors for aftermarket fleet telematics services are Trimble Mobile Resource Management, Fleetmatics, Telogis and Teletrac.
Overlapping Services and/or Products
Various services and/or products overlap and consequently indirectly compete with telematics services. Such services and/or products include connected portable navigation devices, mobile communications devices such as smartphones, and providers of factory-installed, in-vehicle communications and entertainment systems.
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
Consumer Service Offerings
We offer five categories of consumer service offerings: safety and security, navigation, convenience, diagnostics and infotainment. We launched our initial consumer service offering on November 16, 2009 with safety and security applications, including automatic crash notification, emergency calling, stolen vehicle location assistance and remote door unlock/lock as the core service set. Our current consumer service offering also includes both premium services such as voice delivered traffic information, point of interest and destination downloads into on-board navigation systems, concierge services, as well as a mobile application for iPhones and Android smartphones that enable subscribers, through their smartphones to, among other things, lock/unlock their vehicle doors, locate their vehicle, manage their mbrace account, contact Mercedes-Benz roadside assistance and view the contact information for their preferred dealers. Additional consumer services, including the mbrace2 service offering and our service offering for Volkswagen vehicles, are being actively developed by us or our partners and are expected to launch within the next three to fifteen months.
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
Navigation. We utilize our connectivity to the vehicle to offer combinations of off-board server-based and vehicle-based navigation services, including the ability for the vehicle owner to download destinations and other points of interest into the vehicle's navigation system. Our Send2Benz™ service allows multiple ways to send destinations to the navigation system of Mercedes-Benz vehicles, including from our smartphone applications, a browser toolbar widget, third party websites and through our contact center operators. Our Drive2Friend™ service enables customers to connect with and then navigate to contacts or “friends.” To complement traditional navigation features such as turn-by-turn directions, we expect to create several personalized navigation features to enhance the customer navigation experience such as the integration of real-time traffic data, a comprehensive list of up-to-date points of interest, geo-tagging and preferred daily routes.
Convenience. Our convenience services provide the vehicle owner an enhanced ownership experience and assistance in interacting with his or her vehicle. These services currently include locking or unlocking a vehicle through our smartphone applications and via our call center operators, vehicle finder through our smartphone applications and web portal, and access to 24-hour concierge services. Future offerings are expected to include personal calling using the embedded cellular phone in the vehicle and hands-free audible text messaging and emails.
Diagnostics. Our diagnostics services are planned to allow the vehicle owner to manage the maintenance and care of the vehicle proactively, saving time and money in the future. These services include systematic communications regarding status of vehicle systems, maintenance reminders, recall notifications, interactive user manuals, online diagnostic analysis, engine check emails and the ability for the vehicle owner to contact his or her preferred service location to schedule maintenance. In addition, we have and are continuing to work with regulators to develop remote emissions programs that continuously check emissions metrics and notify the vehicle owner if the vehicle is not compliant, improving not only the “health” of the vehicle but also the environment. The United States Environmental Protection Agency and Department of Energy figures indicate that as many as 10% of vehicles in the United States are out of compliance with emissions standards, suggesting that the potential benefits of achieving 100% compliance could result in a significant annual savings as out of compliance vehicles are less efficient in fuel delivery resulting in a lower miles per gallon. In addition, out of compliance vehicles emit significantly higher levels of carbon monoxide, nitrous oxide and hydrocarbons. Reduction in out of compliance vehicles has a significant downward effect on emissions from these vehicles, improving overall health and reducing health care costs. This service is offered on a limited basis today to Networkfleet's fleet customers in California and Delaware.
Infotainment. We plan to combine information and entertainment into a suite of services which provide access to customized and location-specific information, such as sports, weather, news, gas price, traffic information and social networking. These services, as well as many others, will become available as we launch the mbrace2 service offering with Mercedes-Benz, as we provide access to Facebook, Google, open browsing, stock price information, Yelp! and news headlines.
Enterprise Service Offerings
We currently support enterprise offerings to five key categories of users: fleet operators, automakers, automotive dealerships, the insurance industry and users of traffic probe data.
Fleet Operators. Through Networkfleet, we provide an aftermarket wireless fleet management solution, including an easy-to-use automatic vehicle location and remote vehicle diagnostics system. Networkfleet targets the North American local fleet market, a market of approximately 20 million commercial vehicles that is largely composed of small fleets. Networkfleet's main product allows fleet managers to cost effectively monitor driver performance for unauthorized/unsafe usage, as well as data such as current location, fuel consumption, mileage, emission status, and actual driving speed through custom mapping and reporting. Through our relationships with automakers to factory-install hardware devices in their vehicles, we expect to increase our penetration of the local fleet market by leveraging Networkfleet's brand and expertise to sell similar services which can be activated over the air without the need for installation of aftermarket hardware.
Automakers. Automakers benefit from our telematics offerings as we enable product differentiation through our innovative technology, connectivity to vehicles, remote quality and diagnostic capabilities and improved tools for better customer and vehicle management. We intend to work with our automaker partners to identify cost savings opportunities using real-time data collected from vehicles. The collection of real-time diagnostic information from vehicles is considered by automakers to provide valuable insight on the performance of numerous vehicle systems and parts allowing the automaker to improve the quality of its vehicles more efficiently than is currently possible. Furthermore, as we provide connectivity with the vehicle's local area network that supports communication among other vehicle control units (i.e., CAN bus systems), we expect to be able to support an automaker's upgrade of vehicle software, avoiding costly recalls and without the consumer having to bring the vehicle into a dealership. We also offer tools to maintain contact with the vehicle owner through our service offerings, web portal and smartphone application, which helps connect the customer to the automaker and sustain the automaker's relationship with the customer following the lease or purchase of a vehicle.

Dealers. We intend to provide dealers with numerous revenue and cost savings opportunities. Using location tracking assistance leveraging data from either a factory-installed telematics device or our In-Drive aftermarket hardware device, dealers will be able to track their vehicle inventory and guard against theft, thus reducing insurance costs. Real-time diagnostic information is expected to enable dealers to be proactive in contacting vehicle owners, subject to a vehicle owner's prior consent, regarding preventative maintenance before a more costly problem arises. Furthermore, dealers are expected to be able to manage the schedule of their service bays more efficiently as issues can be diagnosed prior to the arrival of the vehicle. Early diagnosis of problems also allows for more efficient parts inventory management as items necessary for upcoming maintenance requests can be ordered in advance. Also, similar to the automaker, dealers are expected to be able to leverage our access to the customer and communicate with the vehicle owner via our web portal and smartphone application.
 Insurance Industry. In the United States, major automobile insurance providers have begun exploring or implementing usage-based insurance programs whereby the insurer prices automobile insurance based on certain driving statistics. By installing or embedding a telematics device into vehicles to transmit real-time driving data, driving habits and road and weather conditions, insurers can measure and price premiums more accurately, provide customized services, improve safety and reduce claim costs. Today, several leading automotive insurance providers are developing products that offer dynamic rating as a function of the vehicle owner's driving behavior incorporating characteristics such as miles driven, speed, sudden starts and stops, time of day and location. In the second quarter of 2009, we launched a pilot program with State Farm using our In-Drive aftermarket hardware device. The pilot program was expanded to include more than 1,000 vehicles owned and operated by employees of State Farm. In August 2010, we executed a distribution agreement with State Farm and launched the program in the third quarter of 2011.
Traffic Probe Data Users. We believe that, through Networkfleet, we are currently one of the largest providers of real-time traffic probe data on the market today. Four of the leading traffic data aggregators currently purchase our probe data as an input for their real-time and predictive traffic information products offered nationwide. As our installed vehicle base grows, we expect to have one of the most accurate source and network of real-time GPS probe data on the market, greatly enhancing data collected via helicopters, government sensors or other secondary tools. We expect this data to be sold to third parties for their traffic products as well as to potentially be incorporated into future navigation products we may create.
Automaker Relationships
At present, nearly all automobile manufacturers selling vehicles in the United States are considering implementing, or have plans to implement, a telematics solution. The underlying factors driving this interest by automakers are emerging customer demand, the potential for product differentiation and the awareness of numerous benefits to the automaker and its dealers in the form of cost savings and customer relationship tools. We currently have a contract with each of Mercedes-Benz and VWGoA to be the respective automaker's exclusive telematics service provider for new vehicles leased or sold in the Unites States. We are also pursuing opportunities with many of the other automakers serving the United States market.
Agreement with Mercedes-Benz
Telematics Services. Under our agreement with Mercedes-Benz, we provide telematics services under the mbrace brand to all new Mercedes-Benz vehicles sold or leased in the United States market. In addition, as Mercedes-Benz's preferred provider of telematics services, we are working with Mercedes-Benz to provide the opportunity for paying subscribers to the Mercedes-Benz service formerly marketed as TeleAid who purchased or leased their vehicle prior to November 16, 2009 to transition to our service platform, although such decision is at the subscriber's option. We also have the ability to sell services to owners of Mercedes-Benz vehicles purchased or leased prior to November 16, 2009 which are capable of receiving telematics services but who do not presently subscribe for any service.
Under the mbrace brand, we provide safety and security services, remote door lock and unlock, electronic operator manuals, automatic alarm notification, direct voice connection to a preferred dealer, direct voice connection to Mercedes-Benz, automatic maintenance calls and premium services such as voice delivered traffic information, point of interest and destination downloads into on-board navigation systems and concierge services. In addition, we launched a mobile application for iPhones and Android smartphones that enables purchasers of most new Mercedes-Benz vehicles as well as many legacy customers who subscribe to our mbrace service, through their smartphones, to lock and unlock their vehicle doors; locate their vehicle; view their mbrace account information; contact Mercedes-Benz roadside assistance, the mbrace response center and Mercedes-Benz Financial's client care center; search for local Mercedes-Benz dealers; and view the contact information for their preferred Mercedes-Benz dealer. Subject to the consent of Mercedes-Benz, we will also be able to provide additional approved services. We will be required to provide our services to end-use consumers in accordance with specified standards and service levels. The agreement also allocates between us and Mercedes-Benz certain costs and expenses related to the provision of telematics services to end-use consumers.

We and Mercedes-Benz are in the process of finalizing an amendment to the existing agreement to provide for the expanded services to be offered following the launch of mbrace2, commercial matters relating to those services and certain other matters.
Termination. Our agreement with Mercedes-Benz is scheduled to expire on June 16, 2016. Under the agreement, Mercedes-Benz may terminate the agreement with us upon the substantial breach of any of our material obligations, including the failure to satisfy certain customary automotive developmental milestones to the extent we are providing hardware to Mercedes-Benz and to maintain certain minimum service level standards. The service level standards under the agreement relate primarily to limitations on how timely our call center agents answer calls from vehicles. As these service level standards are in line with service levels currently maintained by our call center partners, management believes that we will be able to continue to meet or exceed such requirements. Upon the expiration or termination of the agreement, we will retain the ability to continue to provide telematics services to certain then current subscribers and may renew and enter into new subscription agreements with certain other end-use consumers.
Subscriptions. Under our agreement with Mercedes-Benz, we are responsible for entering into subscription agreements with, and the billing of, vehicle owners. We are required to institute reasonable or specified protocols with regard to the telematics services we provide end-use consumers. Our agreement with Mercedes-Benz additionally allocates the responsibilities for setting and distributing the proceeds from end-use consumer subscriptions fees between the parties.
Vehicle and Subscriber Data. Under our agreement with Mercedes-Benz, the obligation to provide, and the rights to receive and use, vehicle and subscriber data are allocated between the parties. The agreement also provides for end-use consumer consent for the transmission of vehicle and subscriber data between the parties and from the parties to third parties.
Intellectual Property, Trademarks, Indemnification Rights, Required Insurance and Audit Rights. Under our agreement with Mercedes-Benz, the ownership of intellectual property developed during the term of the agreement is allocated between the respective parties and each party agrees to respect the trademarks of the other party. The agreement also imposes specific indemnification obligations between the parties, requires us to maintain certain insurance policies and provides certain audit rights.
Agreement with Volkswagen Group of America
Telematics Services. On November 1, 2011, we executed an agreement with VWGoA pursuant to which we will provide telematics services on an exclusive basis to specified Volkswagen brand vehicles sold or leased in the United States market commencing in 2013. Our agreement with VWGoA includes vehicles built during model years 2013 through 2016, and VWGoA has the option to include model year 2017 vehicles under the agreement. The telematics services to be provided include a variety of applications including, among other things, safety and security services, enhanced navigation services and remote vehicle diagnostics. We will be required to provide services to subscribers in accordance with specified standards and service levels. The agreement also allocates between us and VWGoA certain costs and expenses related to the provision of telematics services to subscribers.
Termination. Our agreement with VWGoA is scheduled to expire on May 31, 2019 (subject to a one-year extension if VWGoA elects to include model year 2017 vehicles). If the agreement expires on May 31, 2019, we will retain the exclusive right to continue to provide telematics services to then current subscribers. Under the agreement, VWGoA may terminate the agreement upon the breach of any of our material obligations, including the failure to maintain certain minimum service level standards, subject to customary cure rights. The service level standards under the agreement relate primarily to the performance of our call center facilities. As these service level standards are in line with service levels currently maintained by our call center partners, we believe that we will meet or exceed such requirements.
Subscriptions. Under our agreement with VWGoA, we are responsible for entering into subscription agreements with, and the billing of, subscribers. We are required to institute reasonable or specified protocols with regard to the telematics services we provide subscribers. The agreement additionally allocates the responsibilities for setting pricing for subscriptions fees and provides for the allocation of revenue from subscription fees and other payments between the parties in a manner we believe is consistent with industry standards.
Vehicle and Subscriber Data. Under our agreement with VWGoA, the obligation to provide, and the rights to receive and use, vehicle and subscriber data are allocated between the parties. The agreement also provides for subscriber consent for the transmission of vehicle and subscriber data between the parties and from the parties to third parties.
Intellectual Property, Trademarks, Indemnification Rights, Required Insurance and Audit Rights. Under our agreement with VWGoA, the ownership of intellectual property developed during the term of the agreement is allocated between the respective parties and each party agrees to respect the trademarks of the other party. The agreement also imposes specific indemnification obligations between the parties, requires us to maintain certain insurance policies and provides certain audit rights.

Lifecomm LLC Agreement
Under the terms of the limited liability company agreement governing Lifecomm (the “LLC Agreement”), each of the initial members provided cash and/or immediate and future in-kind contributions to Lifecomm. Specifically, in exchange for approximately 54% of the membership interests of Lifecomm, we entered into (i) an Infrastructure Access Agreement with Lifecomm pursuant to which we will provide access to our telematics platform and infrastructure which will enable Lifecomm to provide service to its customers and (ii) a Services Agreement with Lifecomm pursuant to which we will provide, over the next six years, $10.9 million of in-kind selling, general and administrative services to support the venture. In addition, we agreed to enter into a Telematics Services Agreement that will include, among other things, a per user per month fee for wireless connectivity, billing, portal access and other associated services. In exchange for approximately 36% of the membership interests, Qualcomm (i) provided $6.0 million of cash, (ii) entered into a Know-How License Agreement pursuant to which Lifecomm licensed certain “know-how” previously developed by Qualcomm and also provided Lifecomm access to the LIFECOMM name and (iii) entered into a Services Agreement with Lifecomm pursuant to which Qualcomm will contribute a portion of the value of certain future engineering and project management services, up to an agreed upon aggregate value. Finally, in exchange for approximately 10% of the membership interests, AMAC (i) provided $4.0 million of cash and (ii) entered into a Value Added Reseller Agreement pursuant to which AMAC will be a preferred distributor of Lifecomm's products and services. In addition, pursuant to the LLC Agreement, each member agreed to fund its pro rata share of a $2.0 million stand-by equity commitment for Lifecomm's benefit. Lifecomm expects to request that the members fund the commitment during the first quarter of 2012. Assuming Lifecomm draws the entire commitment as expected, we will be required to provide approximately $1.1 million of cash.
Lifecomm is governed by a board of directors which is comprised of three members designated by us, two members designated by Qualcomm and one member designated by AMAC. The LLC Agreement requires supermajority approval of the board of directors for certain actions, including, among other things, approval of the annual budget, increases in the capital of Lifecomm, issuances of convertible securities, debt obligations in excess of a certain threshold, certain investments and certain changes to Lifecomm's executive management team during the eighteen months following formation. The LLC Agreement requires supermajority approval of the members for certain actions, including, among others, modifications to the LLC Agreement, addition of other members, modifications to the distribution policy, specified capital events, entering into or terminating any agreement related to Lifecomm's intellectual property rights or the purchase or transfer of technology other than in the ordinary course of business, any winding-up dissolution or voluntary liquidation of Lifecomm (which in certain circumstances requires unanimous approval), an asset sale or other material disposition, certain transactions with affiliates, changes in the size of the board of directors and investments above a specified threshold outside of the ordinary course.
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
Research and Development
For the years ended December 31, 2011, 2010 and 2009, we incurred research and development expenses of approximately $17.1 million, $11.6 million and $26.4 million, respectively. Additionally, for the years ended December 31, 2011, 2010 and 2009, we capitalized approximately $6.0 million, $3.4 million and $14.3 million of software development costs which, as the software is ready for its intended use, is amortized over the expected useful life of the software. Through the year ended December 31, 2009, these research and development expenditures relate primarily to the development of our factory-installed telematics solution, including the development of the network operation center, factory-installed hardware devices and other back office systems. During the year ended December 31, 2009, we ceased development of factory-installed devices. Our current research and development expenditures relate primarily to the creation of new applications for the mbrace, Volkswagen and In-Drive service offerings, the engineering of new generations of our In-Drive and Networkfleet aftermarket hardware devices and the design of the first generation Lifecomm wearable devices.
Intellectual Property
We have established a strong intellectual property portfolio of patents and pending patents addressing a broad range of services. Key patents in the portfolio cover both the methods and systems for wireless communications from the vehicle for diagnostics, emissions performance and fuel economy, as well as technology that connects to the vehicle's on-board diagnostic connector (for aftermarket installations) to accomplish the same. We believe that portions of the portfolio in the vehicle diagnostics, aftermarket device application and emissions areas may be a meaningful source of revenue, a barrier to entry for other service providers in these areas or provide cross-licensing opportunities with competitors. We have 30 issued patents and 44 pending patent applications. We may be required to protect our intellectual property rights from the unauthorized use by others or may have these rights challenged, invalidated or circumvented.
Employees
As of December 31, 2011, we had a total of 374 employees. We believe relations with employees are good, and no employees are represented by a union. Generally, our employees are retained on an at-will basis; however, we have entered into employment agreements with certain key employees.
Item 1A. Risk Factors
Risks Relating to Our Business

To date, we have generated only net losses.
From January 9, 2006 (inception) to December 31, 2011 and for the year ended December 31, 2011, we incurred a net loss of approximately $426.4 million and $81.2 million, respectively, and used cash in operations of approximately $153.9 million and $16.2 million, respectively, in connection with the development and operation of our telematics system and the operations of our Networkfleet and Lifecomm subsidiaries. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm's report on our financial statements as of and for the year ended December 31, 2011 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As of December 31, 2011, we had unrestricted cash, cash equivalents and short-term investments of approximately $38.3 million and an accumulated deficit of approximately $526.7 million. Of our consolidated cash, cash equivalents and short-term investments, approximately $1.9 million is held by our Lifecomm subsidiary for use in that business. We believe that our cash and cash equivalents on hand and the projected cash flows to be generated by our service offerings to Mercedes-Benz vehicles and sales of our In-Drive, Networkfleet and Lifecomm products and services will be sufficient to fund our operations for the next twelve months. We launched our service offerings to Mercedes-Benz vehicles just over two years ago, recently launched our In-Drive product and service offerings and expect to launch our Lifecomm product and service offerings during 2012. As such, some or all of the assumptions underlying our projections related to these product and service offerings may prove to be materially inaccurate, and if so, we cannot assure you that our net losses will not surpass our expectations and our cash flows will not be lower than projected. In addition, we have an aggregate of approximately $125.9 million of indebtedness maturing during the year ending December 31, 2013, including the approximately $92.0 million of senior secured term indebtedness which is due and payable on March 31, 2013. Accordingly, to ensure we have sufficient liquidity to repay such indebtedness, we will be required to refinance such indebtedness or to raise additional capital in the next twelve months. We have been successful in the past raising capital to address our liquidity needs; however, there is no assurance that we will be successful in the future in obtaining additional financing. If we are unsuccessful in obtaining additional financing, the value of your investment in our common stock will be adversely affected.
During the year ended December 31, 2010, we began generating significant revenue from our service offerings for vehicles with factory-installed hardware and have not yet generated substantial revenue from our In-Drive or Lifecomm service offerings.
Prior to the year ended December 31, 2010, substantially all of our revenues were earned through the sale of Networkfleet's products and services, and only nominal revenues had been generated from services enabled by factory-installed telematics devices. During the year ended December 31, 2010, we began growing the number of vehicles on our telematics system from our service offerings for Mercedes-Benz vehicles with factory-installed hardware. In addition, during the third quarter of 2011, we launched our In-Drive aftermarket products and service offering, and we expect to launch our Lifecomm products and service offerings during the third quarter of 2012. Our ultimate level of profitability is tied to the success of these efforts. We cannot assure you that we will build our subscriber base in a cost effective or timely manner or enter into additional distribution agreements which will generate material sales of either our In-Drive or Lifecomm products and service offerings to allow us to successfully generate sufficient revenues to operate profitably. If we fail to do so, our business will be materially and negatively impacted.

Our success depends on the success of our automaker partners, including Mercedes-Benz and VWGoA, with which we have strategic relationships.
Our service offerings for vehicles with factory-installed hardware are necessarily tied to having relationships with automakers and the success of those automakers. We have only launched service with one automaker, Mercedes-Benz, to deliver services to factory-installed telematics devices. We expect to launch service with VWGoA in 2013. To the extent Mercedes-Benz, or following launch, VWGoA, decreases the volume of vehicles they manufacture for the United States market, we will have a smaller addressable customer base. We cannot control the decisions of Mercedes-Benz, VWGoA or any other automaker with which we develop a strategic relationship regarding how many vehicles they manufacture or what lines, if any, they cease manufacturing in the face of general economic conditions, market pressures or internal financial demands. A significant decrease in actual production by Mercedes-Benz or, following launch, by VWGoA may have a material and negative impact on our business.

The success of our In-Drive business is dependent on our relationship with a small number of distribution partners and a single hardware manufacturer.
We launched our In-Drive service during the third quarter of 2011 through our relationship with State Farm. In addition, we have an agreement with ACP, a holding company comprised of ten American Automobile Association clubs, pursuant to which we expect to develop, test, market and launch a telematics solution utilizing our In-Drive products and service offerings for ACP and which we expect to launch to members of ACP in the fourth quarter of 2012. A decrease in the commitment to our In-Drive products and services by our distribution partners could have a material and negative impact on the growth of our business. As the In-Drive product and service offering is new to the market and currently relies on a single hardware manufacturer, a slower than anticipated adoption rate, whether due to lower than expected customer demand, challenges associated with the manufacturing process or other issues encountered with a product launch, would likely require us to raise additional capital. Such capital may not be available to us on satisfactory terms, or at all. Our failure to obtain such capital could have a material and negative impact on the success of our business.

Our key service agreement pursuant to which we are currently providing service is with Mercedes-Benz and is subject to numerous risks, including early termination and prolonged reduction in production volume. While we have an agreement with VWGoA, those services will not launch until the year ending December 31, 2013. There can be no assurances we will execute a telematics services contract with an additional automaker.
We currently provide our telematics solution to Mercedes-Benz vehicles leased or sold in the United States and expect to generate significant future revenues from our agreement with Mercedes-Benz. We have a long-term contract with Mercedes-Benz pursuant to which Mercedes-Benz has agreed to support the installation of telematics devices in its vehicles and permit us to exclusively provide telematics services to its customers who purchase or lease a new vehicle. If we are unable to meet the performance requirements of the contract and subsequently lose the Mercedes-Benz relationship, it would have a material adverse impact on our business and prospects. If Mercedes-Benz materially lowers its production volume for a prolonged period of time and we did not obtain additional customers or offsetting sources of revenue, our growth prospects would be materially harmed. Our prospects and future revenues may be negatively impacted by a prolonged contraction of demand for the vehicles produced by Mercedes-Benz. On November 1, 2011, we executed a telematics service agreement with VWGoA to provide telematics services on an exclusive basis to specified Volkswagen brand vehicles sold or used in the United States commencing in 2013. As a result, we do not currently expect to recognize significant revenues from that relationship prior to late 2013 or early 2014. If we do not sign additional agreements with other automakers or do not establish additional lines of business or otherwise expand our existing business, our growth prospects could be materially adversely affected.

Our business and growth may be significantly impacted by events in the overall global economy. Automakers have faced significant financial and structural challenges, and the automotive industry in general is still emerging from a period of reorganization, the effects of which are difficult to predict.
A significant portion of our business and growth depends on the willingness of automakers to install a hardware device in their vehicles which support our service offerings. The business and the results of the automotive industry are tied to industry and general economic conditions. The global economic recession, the European sovereign debt crisis and related turmoil in the global financial system has had and may continue to have an impact on the business and financial condition of automakers. Global economic events and conditions could have a material adverse impact on automakers with which we have a contract or may enter into a contract, causing them to fail to meet their obligations to us. Also, we are subject to the risks arising from changes in legislation and government regulation associated with any such recession or economic slowdown. Any of these events could negatively impact our business, results of operations and financial condition.

We must meet minimum levels of service.
Our agreements with Mercedes-Benz, VWGoA and State Farm require us to maintain certain minimum service level standards. These agreements may be terminated by the respective partner upon a material breach by us, including upon our failure to satisfy such service levels. To the extent we fail to meet our material obligations under any of these contracts and such contract is terminated, our business and prospects would be severely impaired.

Competition for telematics services contracts with automakers is significant.
While we have an exclusive relationship with Mercedes-Benz to provide specified telematics services to new vehicles manufactured by Mercedes-Benz for the United States market and recently signed an agreement to begin providing telematics services to certain Volkswagen branded vehicles in the United States market in 2013, competition for new contracts to provide services similar to our services is significant. Certain of our current and potential competitors, including OnStar, could also have significantly greater name recognition and financial, marketing, management and other resources than we do. They may be able to respond more quickly to changes in customer preferences or devote greater resources to developing and promoting their service offerings. We cannot guarantee that we can maintain our competitive position relative to our current and potential competitors, especially those with greater financial, marketing, management and other resources than we have. If we cannot maintain our competitive position, our growth prospects could be materially adversely affected.

Competition for subscribers could negatively affect our business.
Indirectly, certain of our services compete with services provided by wireless devices such as cellular telephones and carriers of mobile communications, as well as aftermarket telematics providers. As wireless providers in the United States market complete their service build-out for location-based services, this competition may increase significantly or could jeopardize the commercial viability of certain of our services. Consumers may opt for certain services offered by wireless carriers, such as navigation, rather than those offered by us. There can be no assurance that we will be successful in continuously developing new services and applications which are competitive with those offered by wireless providers or other telematics services providers, many of which have greater access to capital and resources.

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
Not all automakers will solicit the assistance of an outside service provider to perform the services component of their telematics programs and may decide instead to develop in-house telematics capabilities. If automakers in general, or automakers with which we are pursuing strategic relationships, in particular, conclude that the disadvantages of engaging a third-party service provider for assistance outweigh the advantages, our growth prospects will suffer. These automakers may resist using an outside telematics service provider such as us for a number of reasons, including:

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

We recently launched our In-Drive products and service offerings during the year ended December 31, 2011.
While we have performed extensive testing of our In-Drive products and services, our recent launch of the products and services will continue to require time and investment to fully develop the new business offering. The launch of the products and services involves new logistical efforts and modifications to our systems and processes. Such efforts will place additional burdens on our personnel and such modifications may not initially be complete or may have unanticipated or unforeseeable impacts on other aspects of the system, requiring additional modifications and updates. There can be no assurances that such efforts and modifications will be satisfactory to our distribution partners or our customers. To the extent we fail to meet our material obligations under existing or future contracts with distribution partners and such contracts are terminated, our business and prospects would be severely impaired. Moreover, even if the contract is not terminated, if we fail to meet our distribution partners' or our customers' expectations, our distribution partners may reduce the future business they are willing to do with us, which could have an adverse impact on our prospects.

We expect to complete development, testing and launch of the Lifecomm device and service offering during the year ending December 31, 2012 and do not expect to generate significant revenue from Lifecomm's service offerings until the year ending December 31, 2013.
To date, all of our revenues have been earned through automotive telematics. As part of our efforts to leverage our existing infrastructure outside of the automotive industry, we formed Lifecomm with Qualcomm and AMAC. Prior to Lifecomm generating any revenues, we have to complete development and testing of the Lifecomm device and launch the service offering which is currently expected during the third quarter of 2012. We cannot assure you that we will be successful in such effort. If we fail to do so, it may negatively impact our growth and future prospects.

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
Third parties, including competitors, may already have patents on inventions, or may obtain patents on new inventions in the future, that could limit our ability to provide services in the future. Such third parties may claim that our products or services infringe their patent rights and assert claims against us. In addition, we have agreed in some of our contracts, and may in the future agree in other contracts, to indemnify third parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties as it relates to the services we provide. We, or third parties that we are obligated to indemnify, may receive notifications alleging infringements of intellectual property rights relating to our business, the provision of our services or the products previously sold by us. If any infringement claim is successful against us, we may be required to pay substantial damages or we may need to seek and obtain a license of the other party's intellectual property rights. We may be required to redesign those services that use the infringed technology. Moreover, we may be prohibited from selling, using or providing our services that use the challenged intellectual property.

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
Our ability to provide uninterrupted service and high quality customer support will depend on the efficient and uninterrupted operation of our computer and communications systems. The systems that we use to integrate the various elements of a telematics program and deliver our services are complex and may contain undetected errors. These errors may not be discovered until after a program service or vehicle model has been launched with our service offering or after consumers begin using the service. Any disruption of our services, computer systems or communications networks, or those of third parties we rely on, could result in the inability of consumers to receive our services for an indeterminate period of time, which could damage our reputation, cause our client or prospective clients to lose confidence in us and/or subject us to litigation. If we experience such problems and are unable to satisfactorily address our client concerns or protect our reputation, our business and prospects may be irreparably harmed.

We may be exposed to potential liability for actual or perceived failure to provide required services.
Because consumers subscribing to our safety and security services rely on us in emergency situations, we may be exposed to potential claims for damages, including special or consequential damages, as a result of an actual or perceived failure of our safety and security services. Our failure or inability to meet a driver's expectations in the performance of our services, or to do so in the time frame required by the driver, regardless of responsibility for such failure, could result in liability against us, harm to our business or reputation and/or discourage other automakers from integrating telematics into future vehicles or from engaging us to provide telematics services.

We have significant indebtedness due in the year ending December 31, 2013, the terms of which limit the operation of our business and will require us to refinance or repay such indebtedness through new debt or equity issuances or a sale of assets. If we fail to do so or fail to generate significant cash flow from operations to service the debt prior to maturity, we would be in default on our obligations and our lenders may foreclose on our assets which are pledged as collateral.
As of December 31, 2011, we had outstanding indebtedness with an aggregate principal balance, including accrued interest which has been, or will be, paid in kind, of approximately $121.3 million, consisting of approximately $92.0 million of senior secured term indebtedness, approximately $26.5 million of senior subordinated unsecured promissory notes and an approximately $2.8 million senior unsecured promissory note. The senior unsecured promissory note was repaid on January 3, 2012. The interest accrued on the senior secured term indebtedness must be paid in cash on a quarterly basis until its March 31, 2013 maturity date. Our ability to service this indebtedness will be dependent on our ability to generate cash from operations or raise equity sufficient to make required payments on such indebtedness. We do not expect to generate sufficient cash flows from operations to satisfy such obligations upon maturity and, therefore, expect to refinance or repay such indebtedness through the issuance of new indebtedness, the sale of equity securities or the sale of assets. There can be no assurance we will be able to effect any such transaction on acceptable terms, if at all, and the terms of any such transaction may restrict our financial or operational flexibility. Furthermore, issuances of equity securities or convertible debt securities could result in substantial dilution to our existing stockholders. If we default on our repayment obligations, our existing lenders may foreclose on substantially all of our assets, which are pledged as collateral to secure such indebtedness.
In addition, our existing senior secured term indebtedness bears variable interest at a rate equal to, at our option, (i) the Prime Lending Rate plus 10.00% or (ii) for Eurocurrency borrowings, 11.00% plus the greater of London Interbank Offered Rate ("LIBOR") or 3.00%. In accordance with an agreement between us and one of the senior secured note holders, the interest rate on term indebtedness with a principal amount of approximately $6.3 million will have an interest rate of no higher than 14.00% for the term of the debt. In the event interest rates rise, the result would be higher interest costs for us.
Furthermore, the credit agreement governing the senior secured term indebtedness contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Pursuant to an amendment dated October 7, 2011, an additional covenant was included in the First Lien Credit Agreement which requires us to maintain a minimum balance of cash, cash equivalents and short-term investments of $5.0 million, subject to certain cure measures. An event of default, including from the failure to comply with the covenants or from the termination of the Mercedes-Benz contract, could, if not cured or waived, result in the acceleration of all of our outstanding indebtedness.
We may require additional financing to fund our operations and execute our business plan.
We cannot assure you that our net losses and negative cash flow will not accelerate and surpass our expectations, potentially significantly, nor can we assure you that we will ever generate any net income or positive cash flow. In light of these net losses and our negative cash flow, we may be required to raise additional capital in the future. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. Any such financing must either comply with the covenants of the credit agreement governing our senior secured term indebtedness, or we will need to obtain a waiver from the lenders. Such credit agreement contains covenants that restrict our ability to incur debt and will require mandatory prepayments from the proceeds of an equity financing. Any debt financing we obtain may impose various restrictions and additional covenants on us, which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities, and may subject us to significant interest expense. Additional equity financing may be obtained on terms that are dilutive to the interests of our existing and future stockholders. Debt or additional equity financing may not be available when needed on terms favorable to us or at all, and our failure to attract a sufficient amount of additional debt or equity capital may impair our ability to fund our operations and execute on our business plan.

Substantially all of our assets are used to collateralize our senior secured term indebtedness.
Our senior secured term indebtedness is secured by substantially all of our assets, including cash, inventory and accounts receivable. The credit agreement governing this indebtedness contains various covenants that restrict our business. Noncompliance with any of the covenants without cure or waiver would constitute an event of default under the credit agreement. Upon the occurrence of an event of the default under the credit agreement, substantially all of our assets would be subject to liquidation by the creditors, which could result in no assets being left available to our stockholders.

Our expected future growth will place a significant strain on our management, employees, systems and resources.
Our business was formed in January 2006 and has grown quickly. In order to execute our business strategy, including the service offerings expected to be launched in the next fifteen months, we have and will continue to experience significant growth, which has placed and is expected to continue to place a significant strain on our systems, processes, resources, management, employees and other infrastructure and support mechanisms. To manage the anticipated growth of our operations, we will be required to:

•	improve existing and implement new operational, financial and management information controls, reporting systems and procedures;

•	establish relationships with additional vendors, suppliers and strategic partners and maintain existing relationships; and

•	hire, train, manage and retain additional personnel.
To the extent we are unable to assemble and retain the personnel, controls, systems, procedures and relationships necessary to manage our future growth, if any, management resources may be diverted, and our opportunity for success may be limited.

Our inability to identify, hire and retain qualified personnel would adversely affect our business.
Our continued success will depend, to a significant extent, upon the performance and contributions of our senior management and upon our ability to attract, motivate and retain highly qualified management personnel and employees. We depend upon our key senior management to effectively manage our business in a highly competitive environment. If one or more of our key senior managers joins a competitor or forms a competing company, we may experience material interruptions in product development, delays in bringing products to market, difficulties in our relationships with automakers, suppliers and customers and loss of additional personnel, which could significantly harm our business, financial condition, operating results and projected growth.
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
Certain technologies that we currently support, or may in the future support, are capable of collecting personally-identifiable information and vehicle-specific information such as performance data and error codes. Vehicle-specific information may also reveal personally-identifiable information. We anticipate that as telematics programs continue to develop, in the future it will be possible to collect or monitor substantially more of this kind of information. A growing body of laws designed to protect the privacy of personally-identifiable information, as well as to protect against its misuse, and the judicial interpretations of such laws, may adversely affect the growth of our business. In the United States, these laws could include the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Fair Credit Reporting Act and the Gramm-Leach Bliley Act, as well as various state laws and related regulations. In addition, certain governmental agencies, like the Federal Trade Commission, have the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate or maintain personal information in an unfair or deceptive manner. In particular, such laws could limit our ability to collect information related to users of our services, to store or process that information in what would otherwise be the most efficient manner, or to commercialize new services based on new technologies. The evolving nature of all of these laws and regulations, as well as the evolving nature of various governmental bodies' enforcement efforts, and the possibility of new laws in this area, may adversely affect our ability to collect and disseminate or share certain information about consumers and may negatively affect the ability of automakers or dealers to make use of that information. If we fail to successfully comply with applicable regulations in this area, our business and prospects could be harmed.

Consumer avoidance of services which collect, store or use personally-identifiable data could adversely affect our business.
Consumer sentiment regarding privacy issues is constantly evolving. Such consumer sentiment may affect the buying public's interest in our current or future service offerings. In some cases, consumer groups and individual consumers have already begun to vigorously lobby against, or otherwise express significant concern over, the collection, storage and/or use of personally-identifiable information. Accordingly, privacy concerns of consumers may influence automakers to refrain from adopting telematics programs, especially those which involve more advanced programs, which could in turn harm the overall telematics industry or, depending on our programs, our prospects. Moreover, strong consumer attitudes often precipitate new regulations like the ones described above. If we fail to successfully monitor and consider the privacy concerns of consumers, our business and prospects would be harmed.
If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer.
The nature of our business involves the receipt and storage of personal information about our subscribers. If we experience a data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our subscribers and potential customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our services. Such events could lead to lost future sales, litigation by our customers and adversely affect our results of operations.
We expect that our foreign operations will involve joint ventures and will expose us to business risks not present in our domestic operations.
In order to penetrate certain foreign markets on an expedited basis, we expect to form joint ventures which will require that we share control with or cede certain controls to these foreign partners. The success of these ventures will necessarily be impacted by the partners we choose and their actions and motivations which we cannot control. In addition, as an organization, we have not previously addressed the challenges of managing operations in foreign jurisdictions, and there can be no assurances that we will be successful in such efforts.
As we launch operations in other countries, we will be subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.
We must comply with all applicable export control laws and regulations of the United States and other countries, including the United States Department of Commerce. In addition, we are subject to the Foreign Corrupt Practices Act, that, generally, bars bribes or unreasonable gifts to foreign governments or officials. Violations of these laws or regulations by us or by our joint venture partners could result in significant sanctions including fines, more onerous compliance requirements, debarments from export privileges or loss of authorizations needed to conduct aspects of our international business and could materially adversely affect our business, financial condition and results of operations.
Future foreign operations will expose us to regulatory risks and restrictions not present in our domestic operations.
Foreign operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include:

•
Complications in complying with restrictions on foreign ownership and investment and limitations on repatriation. We may not be permitted to own our operations in some countries and may have to enter into partnership or joint venture relationships. Many foreign legal regimes restrict our repatriation of earnings to the United States from our subsidiaries and joint venture entities. We may also be limited in our ability to distribute or access our assets by the governing documents pertaining to such entities. In such event, we will not have access to the cash flow and assets of our joint ventures;

•
Difficulties in following a variety of foreign laws and regulations, such as those relating to data content retention, privacy and employee welfare. Our international operations are subject to the laws of many different jurisdictions that may differ significantly from United States law. For example, local data privacy laws may subject us to additional costs not present in the United States. Also, other nations may have more stringent employee welfare laws that guarantee perquisites that we must offer. Compliance with these laws may lead to increased operations costs, loss of business opportunities or violations that result in fines or other penalties; and

•
Changes in exchange rates between foreign currencies and the United States dollar. We expect to conduct our business and incur costs in the local currency of a number of the countries in which we operate. Fluctuations in currency exchange rates may the future affect, revenue, profits and cash earned on international operations.

Risks Related to Our Organization

An affiliate of Apollo Global Management, LLC beneficially owns a majority of our voting stock.
Affiliates of Apollo Global Management, LLC (“Apollo”), including Communications Investors, LLC (“Communications LLC”) and PLASE HT, LLC (“PLASE HT”), may be deemed to beneficially own 65,668,697 shares of our common stock (including 45,501,064 earn-out shares and 3,000,000 shares issuable upon the exercise of an outstanding warrant), which represents approximately 65% of our voting power. Our board of directors includes four directors who are affiliated with Apollo. Because of their board representation and Communications LLC's control of our voting power, Apollo is able to indirectly exert considerable influence and control over us, including the appointment of management and the outcome of all matters requiring stockholder approval. Apollo's affiliates may be able to cause, prevent or delay a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. In addition, because affiliates of Apollo may substantially determine the outcome of a stockholder vote, Apollo's affiliates could deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of us, and that voting control could ultimately affect the market price of our common stock. Affiliates of Apollo also hold a significant amount of our indebtedness. As of December 31, 2011, affiliates of Apollo held an aggregate of approximately $26.5 million (including principal and accrued interest which has been, or will be, paid in kind) of our senior subordinated unsecured promissory notes.

We are a public company and, as such, are subject to the reporting requirements of federal securities laws, which are expensive and may divert resources from other projects, thus impairing our ability to grow.
We are a public reporting company and, accordingly, are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other U.S. federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Compliance with these obligations requires significant time and resources from our management and our finance and accounting staff and increases our legal, insurance and financial compliance costs. It is time consuming and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act. Occasionally, we may need to hire additional financial reporting, internal controls and other finance and accounting personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the requirements of the Sarbanes-Oxley Act, then we may not be able to keep our filings with the Securities and Exchange Commission (the “SEC”) current. Non-current reporting companies are subject to various restrictions and penalties.

We must comply with Section 404 of the Sarbanes-Oxley Act which requires us to document and test our internal controls over financial reporting. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and stock price.
Section 404 of the Sarbanes-Oxley Act requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established control framework and to report on our management's conclusion as to the effectiveness of our internal control over financial reporting. We are also required to have our independent registered public accounting firm test the internal control over financial reporting and report on its effectiveness. Any delays or difficulty in satisfying these requirements could adversely affect our stock price. We may also incur significant costs to comply with these requirements.
We may in the future discover areas of internal control over financial reporting that need improvement. There can be no assurance that remedial measures will result in adequate internal control over financial reporting in the future. Any failure to implement the required new or improved controls, or difficulties encountered in their implementation, could materially adversely affect our results of operations or could cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified report regarding the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. In addition, failure to comply with Section 404 of the Sarbanes-Oxley Act could potentially subject us to sanctions or investigation by the SEC or other regulatory authorities.

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
Our securities are currently traded on the OTC Bulletin Board, an electronic bulletin board established for unlisted securities, which could limit investors' ability to make transactions in our securities. Although the Financial Industry Regulatory Authority, Inc. oversees the OTC Bulletin Board, market makers of bulletin board securities are unable to use electronic means to interact with other dealers to execute trades, which can cause delays in the time it takes to interact with the market place. Risks associated with trading bulletin board securities may include, among others, limited availability of order information and market data, liquidity risks, and communications risks. Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

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
We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us that our board of directors may consider relevant. Further, we are significantly limited in the amount of dividends we can pay by the terms of our senior secured term indebtedness. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following sets forth each of our principal properties, all of which are leased:

Location	Use	Square Feet	Lease Expiration
2002 Summit Boulevard, Atlanta, Georgia 30319	Headquarters	53,995	January 31, 2016
6363 Greenwich Drive, San Diego, California 92122	Offices	19,484	March 31, 2015
Item 3. Legal Proceedings
From time to time, we are subject to litigation in the normal course of business. We are of the opinion that, based on information presently available, the resolution of any such legal matters will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Since June 8, 2009, our common stock has been quoted on the OTC Bulletin Board under the trading symbol “HUTC.” The following table sets forth the range of high and low sales prices as reported on the OTC Bulletin Board for the periods indicated:

	Sales Price
	High	Low
Year Ended December 31, 2011
Quarter ended March 31, 2011	$4.68	$2.75
Quarter ended June 30, 2011	4.00	2.15
Quarter ended September 30, 2011	4.50	2.30
Quarter ended December 31, 2011	5.99	3.50

	Sales Price
	High	Low
Year Ended December 31, 2010
Quarter ended March 31, 2010	$3.49	$2.75
Quarter ended June 30, 2010	3.75	2.11
Quarter ended September 30, 2010	2.85	1.20
Quarter ended December 31, 2010	3.50	1.20
The above quotations reported by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On March 14, 2012, the last sale price for our common stock as reported by the OTC Bulletin Board was $3.35 per share.
Holders of Common Equity
As of March 14, 2012, an aggregate of 105,895,928 shares of our common stock were issued and outstanding and were owned by approximately 277 stockholders of record.
Dividends
We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future. Further, we are significantly limited in the amount of dividends we can pay by the terms of our senior secured lien term indebtedness.
Performance
The graph below compares the cumulative total return of our common stock from January 28, 2008, the date that our common stock first became tradable, through December 31, 2011 with the cumulative return of companies comprising the Nasdaq Composite Index and the SIC Code Communications Services index. The graph plots the change in value of an initial investment of $100 in each of our common stock, the S&P 500 Index and a peer group selected by us over the indicated time periods and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends, and therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.
The SIC Code Communications Services was chosen because the index contains companies which are in a business similar to ours.

Item 6. Selected Financial Data
The selected financial data set forth below has been derived from our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and previously published historical financial statements not included in this Annual Report on Form 10-K. The selected financial data set forth below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the footnotes thereto, contained in this report.

	Year Ended December 31,
	2011	2010(1)	2009(2)	2008	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$71,266	$40,339	$33,043	$30,260	$20,352
Loss from operations	(60,077)	(67,875)	(87,590)	(47,658)	(33,577)
Loss before income taxes	(85,311)	(89,558)	(163,652)	(57,467)	(34,535)
Net loss	(85,350)	(89,561)	(163,661)	(57,467)	(32,333)
Net loss available to common shareholders	(81,204)	(87,906)	(220,280)	(57,467)	(32,333)
Basic and diluted loss per common share	(2.16)	(2.86)	(11.40)	(12.19)	(6.88)

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$38,314	$16,859	$28,368	$17,837	$22,017
Restricted cash, current and non-current	1,258	1,333	650	9,083	997
Total assets	123,087	108,817	118,081	108,982	62,932
Series A Redeemable Preferred Stock	—	—	—	62,092	57,017
Current portion of long-term debt	2,777	5,632	8,316	—	—
Long-term debt, excluding current portion	113,005	102,669	91,140	66,596	—
Capital lease obligations, current and non-current	402	1,924	4,724	7,331	—
Total liabilities	209,917	171,179	123,457	159,652	75,795
Stockholders' deficit	(86,830)	(62,362)	(5,376)	(50,670)	(12,863)

(1)	On May 12, 2010, we entered into a limited liability company agreement forming Lifecomm. The results of Lifecomm's operations are included in our results for the period beginning May 12, 2010.

(2)
For the year ended December 31, 2009, loss from operations, net loss and net loss available to common stockholders include an approximate $62.3 million charge related to the change in fair value of derivative instruments. Net loss available to common stockholders also includes an approximate $56.6 million deemed dividend.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. See the section entitled “Forward-Looking Statements” in Part I, Item 1. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” in Part I, Item 1A and elsewhere in this annual report on Form 10-K. Unless the context indicates otherwise, in this section the terms “we,” “us” and “our” refer to HUGHES Telematics, Inc.
Overview
We are a telematics services company that provides a suite of real-time voice and data communications services and applications. These services and applications are enabled through a state-of-the-art communications center designed with flexibility to connect various mobile devices with content, services and call centers. Within the automotive industry, our communications center allows for two way voice and data communications to vehicles and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics services provider in the United States for all new vehicles sold by Mercedes-Benz, and we are now the preferred provider of telematics services for all Mercedes-Benz vehicles purchased prior to November 16, 2009. These services are marketed under the mbrace brand, and as of December 31, 2011, we had approximately 175,000 subscribers to the service offering. On January 10, 2012, we and Mercedes-Benz announced the introduction of the next generation of connected vehicle solutions for Mercedes-Benz vehicles with the mbrace2 service offering. The mbrace2 service offering features 3G network connectivity and enhanced integration with other vehicle networks. The mbrace2 service offering will be launched in the second quarter of 2012 and will be enabled on most model year 2013 Mercedes-Benz vehicles produced for sale in the United States market. In addition, on November 1, 2011, we executed a telematics services agreement with VWGoA pursuant to which we will provide telematics services on an exclusive basis to specified Volkswagen brand vehicles sold or leased in the United States market commencing in 2013.
Our In-Drive solution offers services to consumers, partners or other third parties through an aftermarket hardware device that we have developed and which we intend to distribute through relationships with companies and organizations with large customer or membership bases for installation in existing vehicles. On August 30, 2010, we entered into an agreement with State Farm to provide our In-Drive telematics services to certain customers of State Farm. We began providing our aftermarket hardware device to State Farm’s customers to enable telematics services during the third quarter of 2011. Pursuant to the agreement, we are responsible for, among other things, certain website development to allow State Farm’s customers to access program information and maintenance and support of the hardware devices, including warranty. In accordance with the agreement and subject to fulfillment of our obligations thereunder, we will receive minimum aggregate payments of approximately $24.4 million from State Farm in the first two years of the contract for the configuration of our telematics platform to support the program, development of the program website, the final testing and deployment of the hardware device, other program launch activities and the procurement by us of an agreed upon minimum number of hardware devices which we will provide to State Farm’s customers. During the years ended December 31, 2011 and 2010, we received approximately $9.8 million and $5.5 million, respectively, of such amounts, and we expect to receive the remaining balance in the year ending December 31, 2012. In addition, we expect to receive recurring payments from State Farm’s customers subject to and in connection with their subscriptions to the offered telematics services. In addition, on July 28, 2011, we entered into an agreement with AAA Club Partners, Inc. ("ACP"), a holding company comprised of ten American Automobile Association clubs, pursuant to which we expect to develop, test, market and launch a telematics solution utilizing our In-Drive products and service offerings for ACP. We expect to launch our service offering to members of ACP in the fourth quarter of 2012.
Through our wholly-owned subsidiary, Networkfleet, we currently offer remote vehicle monitoring and other data services with sales generated through a combination of distribution arrangements with large fleet management service providers, a network of resellers and direct sales. Networkfleet’s service offerings are enabled by an aftermarket hardware device that is sold by Networkfleet for installation in vehicles. Owners and operators of a fleet of vehicles use these services to monitor driver performance for unauthorized or unsafe vehicle usage, as well as analyze data such as the current location of a vehicle, fuel consumption, mileage, emissions status and diagnostic trouble codes. As of December 31, 2011, Networkfleet had approximately 132,000 subscribers to its service offering.
On May 12, 2010, we entered into the LLC Agreement with Qualcomm, a leader in developing and delivering innovative digital wireless communications products and services, and AMAC, a healthcare communications company dedicated to the provision of support services to the healthcare community, forming Lifecomm. Lifecomm intends to design, develop, finance and operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device that is able to communicate data information and support voice interactions between the subscriber and an emergency assistance call center for purposes of dispatching first responders to the subscriber's location. Lifecomm expects to launch its service offerings in the third quarter of 2012.
In the year ending December 31, 2012, we expect to expand our business internationally, with our initial market focus to include China, Russia and Europe. This global expansion is being driven by demand from our existing automaker partners who are looking for a single telematics service provider to support their worldwide operations and by our evaluation of regions currently under served for telematics services and which provide us with tremendous growth opportunities. As we enter new markets, we expect to leverage the telematics platform we have designed and implemented in the United States to bring each of our existing business initiatives to the market. In November 2011, we entered into an agreement with a Russian partner pursuant to which we agreed to set up a pilot telematics system for use in the Russia and CIS markets. We expect to have the pilot system installed and operational in the second quarter of 2012. This agreement and the pilot system are expected to be the initial steps to forming a joint venture with our Russian partner pursuant to which we will launch our business in the Russia and CIS markets. In February 2012, we and certain China-based partners formed a joint venture company which we expect will launch our business in the China market. We expect to have our telematics system installed and operational in China by the third quarter of 2012.
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
Pursuant to the Merger Agreement, the Polaris founders agreed to deposit an aggregate of 1,250,000 shares of our common stock into escrow at closing with such shares being released upon the achievement of the first share price target between the first and fifth anniversary of closing. Upon consummation of the Merger, the Polaris founders also transferred an aggregate of 168,000 shares of common stock to us with such shares canceled upon receipt.
In order to consummate the Merger, we agreed to purchase an aggregate of 7,439,978 shares of our common stock from a limited number of institutional shareholders in separate and privately negotiated transactions which were executed prior to the conclusion of the special meeting in which Polaris' shareholders voted on the Merger. On April 2, 2009, we consummated these purchases using approximately $74.4 million of the approximately $97.2 million of cash received from Polaris in connection with the Merger.
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
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require management to make certain estimates and assumptions that affect the reported assets, liabilities, revenues, expenses and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions we may undertake in the future, actual results may differ from estimates. The following discussion addresses the most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results from operations, and that require significant judgment. The notes accompanying the consolidated financial statements contain additional information regarding our accounting policies.
Revenue Recognition
We recognize revenues provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Hardware sales consist principally of revenues from the sale of telematics devices and related shipping fees. Shipping and handling costs for hardware shipped to customers are classified as cost of hardware sold. We have determined that the sale of hardware and its accompanying services constitute a revenue arrangement with multiple deliverables and account for the sale of hardware and the accompanying services as separate units of accounting. Prepaid service fees are recorded as deferred revenue and are recognized as revenue when earned over the applicable subscription term. For subscriptions with a term covering the ownership period of a vehicle, revenue is recognized ratably over the estimated duration of the ownership period with any residual amount of deferred revenue recognized upon termination of such subscription. Amounts received from third parties in connection with the configuration of our telematics platform and other program launch activities to support distribution partners are recorded as deferred revenue and recognized as revenue over the expected life of the program beginning upon launch of the services underlying such program.
Capitalized Software
Software development costs are capitalized in accordance with the accounting guidance governing the costs of computer software developed or obtained for internal use. The guidance requires companies to capitalize qualifying costs that are incurred during the application development stage and amortize them over the software's estimated useful life. Costs capitalized include direct labor, outside services, materials, software licenses and interest incurred on certain of our outstanding indebtedness. For the years ended December 31, 2011, 2010, and 2009, we capitalized approximately $6.0 million, $3.4 million and $14.3 million, respectively, of software development costs. Amortization begins when the software is ready for its intended use and will be recognized over the expected useful life of the software, but not to exceed five years. For the years ended December 31, 2011, 2010 and 2009, we recorded amortization expense related to capitalized software costs of approximately $4.0 million, $3.3 million and $0.9 million, respectively.
Impairment of Long-Lived Assets
Long-lived assets and identifiable intangibles with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the accounting guidance governing the impairment or disposal of long-lived assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. In light of the termination of our contract with Chrysler, LLC (now known as Old Carco, LLC) and the discontinuation of work towards launch of service with Chrysler Group, LLC (“New Chrysler”), we evaluated for impairment certain equipment, capitalized software costs and other assets related to the deployment of hardware and launch of services to New Chrysler vehicles. Accordingly, we recorded an impairment charge during the year ended December 31, 2009 totaling approximately $20.8 million to write down these assets to their net realizable values. The impairment consisted of approximately $11.8 million of capitalized software, approximately $3.6 million of equipment and approximately $5.4 million of other assets. For the years ended December 31, 2011 and 2010, there were no factors indicating impairment of our long-lived and intangible assets.
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
The following tables set forth revenues and (loss) income from operations by operating segment:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Revenues:
HUGHES Telematics	$31,032	$4,756	$1
Networkfleet	40,234	35,583	33,042
Lifecomm	—	—	—
Total	$71,266	$40,339	$33,043
(Loss) Income from operations:
HUGHES Telematics	$(55,683)	$(65,458)	$(88,074)
Networkfleet	4,691	1,214	484
Lifecomm	(9,085)	(3,631)	—
Total	$(60,077)	$(67,875)	$(87,590)
Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Revenues
Service revenues principally relate to the consideration received from our Networkfleet, Mercedes-Benz and In-Drive service offerings and are recognized as revenue when earned over the applicable subscription term. Hardware revenues consist principally of the sale of Networkfleet’s telematics device.
The following table sets forth information related to our revenues for the year ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(in thousands)
Services	$61,160	$30,459
Hardware	10,106	9,880
Total revenues	$71,266	$40,339
Total revenues for the year ended December 31, 2011 increased to approximately $71.3 million, a 77% increase from the approximately $40.3 million of total revenues for the year ended December 31, 2010. This increase was primarily due to the approximately $31.0 million of service revenues recognized related to the mbrace service offering in the year ended December 31, 2011 compared to approximately $4.8 million of revenues recognized in the year ended December 31, 2010. The remainder of the increase was due to an approximately $4.4 million, or 17%, increase in Networkfleet’s service revenues in the year ended December 31, 2011 compared to the year ended December 31, 2010. Units active on Networkfleet’s network increased to approximately 132,000 units as of December 31, 2011, a 13% increase from the approximately 117,000 units active as of December 31, 2010. Service revenues are expected to continue to increase in future periods as (i) we continue to earn the deferred revenue related to the provision of services to paying subscribers of the mbrace service and convert additional mbrace subscribers from a trial to a paid subscription, (iii) we market to Mercedes-Benz vehicle owners and lessees who do not currently subscribe to the mbrace service offering, including subscribers to the Mercedes-Benz service formerly marketed as Tele Aid, (iii) we launch the mbrace2 service offerings which will be enabled on most model year 2013 Mercedes-Benz vehicles produced for sale in the United States market, (iv) Networkfleet continues to sell additional hardware devices thereby growing the number of active units on its network and (v) we grow our customer base related to our In-Drive service offering which launched in the third quarter of 2011 through our relationship with State Farm. Further, we expect to begin generating revenue from (i) our Lifecomm service offering during the third quarter of 2012, (ii) our In-Drive service offering distributed through ACP during the fourth quarter of 2012 and (iii) through our relationship with VWGoA during the year ending December 31, 2013.
Hardware revenues for the year ended December 31, 2011 increased by approximately $0.2 million as compared to the year ended December 31, 2010 due primarily to an increase in the number of units sold from approximately 31,000 units in the year ended December 31, 2010 to approximately 33,000 units in the year ended December 31, 2011, an increase of 6%, partially offset by an approximate 4% decrease in the average sales price per unit.
Cost of Revenues
Cost of services includes per-unit monthly charges from various telecommunications, mapping and roadside assistance providers; the cost of our third party call center and data center hosting providers; and the salaries and related benefits of employees who support our call centers and manage our data centers. Cost of hardware sold consists primarily of the cost of direct materials required to produce Networkfleet’s telematics device and the cost of shipping and installing devices.
The following table sets forth information related to costs of revenue for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(in thousands)
Cost of services	$22,322	$19,386
Cost of hardware sold	6,950	7,374
Total cost of revenues	$29,272	$26,760
Total cost of revenues increased to approximately $29.3 million for the year ended December 31, 2011, a 9% increase from the approximately $26.8 million for the year ended December 31, 2010. Cost of services for the years ended December 31, 2011 and 2010 consisted of approximately $15.9 million and $12.1 million, respectively, of costs related to the provision of the mbrace service to owners and lessees of Mercedes-Benz vehicles and, in the year ended December 31, 2011, the In-Drive service offering to customers of State Farm and approximately $6.4 million and $7.3 million, respectively, of costs related to the provision of Networkfleet’s service offerings. As the mbrace service launched in November 2009, during the year ended December 31, 2010, the cost of services related to the provision of the mbrace service was incurred without the benefit of substantial related revenues because an introductory trial of six months was offered to the purchasers or lessees of new Mercedes-Benz vehicles. Accordingly, for the year ended December 31, 2010, the cost of services related to the mbrace service significantly exceeded the revenues recognized therefrom. During the year ended December 31, 2011, we increased the number of subscribers to the mbrace service offering and, in the third quarter of 2011, launched our In-Drive service offering with State Farm which allowed us to distribute the fixed costs of operating our telematics infrastructure over a larger subscriber base which resulted in a significant decrease in cost of services as a percentage service revenues related to those service offerings. We expect this trend to continue for the foreseeable future as we continue to add incremental subscribers to each of these service offerings. Cost of services related to the provision of Networkfleet’s service offerings decreased approximately $0.9 million in the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to lower pricing from a supplier.
Cost of hardware sold decreased to approximately $7.0 million for the year ended December 31, 2011, a 6% decrease from the approximately $7.4 million for the year ended December 31, 2010, primarily due to lower warranty and installation costs related to Networkfleet’s hardware device, partially offset by a higher number of units sold in the year ended December 31, 2011 as compared to the year ended December 31, 2010.
We expect cost of revenues to increase in future periods as we continue to add subscribers in each of our operating segments.
Research and Development Expense
Research and development expense consists primarily of salaries and related benefits for employees and fees paid to third parties associated with engineering and product development activities. Research and development expense for the year ended December 31, 2011 increased to approximately $17.1 million from approximately $11.6 million for the year ended

December 31, 2010, an increase of approximately $5.5 million, or 48%. This increase was comprised of approximately $2.1 million related to additional personnel required for the development of the Lifecomm wearable device and mobile personal emergency response service; approximately $1.8 million related to labor at Networkfleet which was capitalized in the year ended December 31, 2010 and expensed in the year ended December 31, 2011 in accordance with our capitalized software policy; and approximately $1.7 million of increased labor and other charges related to the development of the In-Drive product. We expect research and development expense to increase in future periods as we continue the development of the Lifecomm and In-Drive solutions and as certain costs associated with software development projects which were capitalized during the year ended December 31, 2011 will be expensed as we complete the application development stage of the respective projects.
Sales and Marketing Expense
Sales and marketing expense consists primarily of (i) salaries, commissions and related benefits for employees engaged in sales initiatives and other marketing activities, (ii) certain amounts payable to Mercedes-Benz and its dealers, (iii) the costs associated with direct marketing campaigns and (iv) trade shows and other forms of advertising. Sales and marketing expense increased to approximately $24.3 million for the year ended December 31, 2011 from approximately $21.4 million for the year ended December 31, 2010, an increase of approximately $2.9 million, or 13%. This increase was due primarily to an approximately $1.8 million increase in labor costs as the number of employees and consultants dedicated to sales and marketing activities grew in the year ended December 31, 2011 as we continued to develop brand awareness of Lifecomm's mobile personal emergency response service, continued to develop our relationship with Mercedes-Benz and its dealers, pursued relationships with other automakers and began increasing Networkfleet's sales force to allow for a more balanced distribution channel strategy. Direct marketing costs related to our mbrace service offering, including certain amounts payable to Mercedes-Benz and its dealers, increased approximately $0.8 million in the year ended December 31, 2011 as we marketed to a larger subscriber base and Mercedes-Benz produced and sold a larger number of vehicles enabled with the service offering. We expect sales and marketing expense to increase further in future periods as we launch the mbrace2 service offering with Mercedes-Benz in the second quarter of 2012, expand our In-Drive service offering with State Farm, launch our Lifecomm service offering, further develop our consumer strategy for VWGoA, ACP and other prospective In-Drive distribution partners, pursue other automaker partnership opportunities and continue balancing Networkfleet's distribution channel strategy.
General and Administrative Expense
General and administrative expense consists primarily of facilities costs, finance, accounting, legal, information technology, human resources and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the year ended December 31, 2011 increased to approximately $47.6 million from approximately $34.7 million for the year ended December 31, 2010, an increase of approximately $12.9 million, or 37%. This increase was due primarily to an approximately $8.2 million increase in labor and related costs as we increased our operational support staff to further develop and maintain the systems and infrastructure that are necessary for our operations, the approximately $1.7 million charge incurred during the year ended December 31, 2011 related to our consulting agreement with an affiliate of Apollo pursuant to which Apollo will advise us on matters related to our business, an approximately $0.9 million increase in legal and other professional fees and other affairs and an approximately $0.6 million increase in fees charged for processing credit card payments from our customers. We expect general and administrative expense to increase at a slower rate in future periods as we increase our support teams to support the expansion of the In-Drive solution and launch our VWGoA and Lifecomm solutions.
Depreciation and Amortization
Depreciation and amortization expense includes the depreciation of property and equipment, the amortization of intangible assets and the amortization of capitalized software which is ready for its intended use. Depreciation and amortization expense for the the year ended December 31, 2011 decreased to approximately $13.2 million from approximately $13.7 million for the year ended December 31, 2010, a decrease of approximately $0.5 million, or 4%. This decrease was due primarily to the an approximately $1.1 million decrease in amortization of intangible assets that became fully amortized during the year ended December 31, 2011, partially offset by an approximately $0.7 million increase in amortization of capitalized software that became ready for its intended use during the year ended December 31, 2011.
Interest Expense, Net
Interest expense, net for the year ended December 31, 2011 increased to approximately $25.2 million from approximately $21.7 million during the year ended December 31, 2010, an increase of approximately $3.5 million. Interest expense, net for the year ended December 31, 2011 consisted of (i) approximately $15.2 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, (ii) approximately $3.0 million of accrued interest and amortization of discount and debt issuance costs related to the second lien term indebtedness, (iii) approximately $0.7 million of accrued interest related to the senior unsecured promissory note, (iv) approximately $4.4 million of accrued interest and discount amortization related to the senior subordinated unsecured term promissory notes and (v) approximately $1.9 million related to the excess of the fair value of stock issued in the October 2011 exchange of senior secured and second lien term indebtedness for common stock over the book value of such indebtedness, including unamortized debt issuance costs. Interest expense, net for the year ended December 31, 2010 consisted primarily of (i) approximately $14.2 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, (ii) approximately $2.7 million of accrued interest and amortization of discount and debt issuance costs related to the second lien term indebtedness, (iii) approximately $0.9 million of accrued interest related to the senior unsecured promissory note and (iv) approximately $3.8 million of accrued interest and discount amortization related to the senior subordinated unsecured term promissory notes and $0.5 million of accrued interest on capital lease obligations and vendor financing, partially offset by $0.3 million of interest earned on our cash, cash equivalents and short-term investments and $0.1 million of interest that was capitalized.
Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
Revenues
The following table sets forth information related to our revenues for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	(in thousands)
Services	$30,459	$22,627
Hardware	9,880	10,416
Total revenues	$40,339	$33,043
Total revenues for the year ended December 31, 2010 increased to approximately $40.3 million, a 22% increase from the approximately $33.0 million of total revenues for the year ended December 31, 2009. This increase was primarily due to the approximately $4.8 million of service revenues recognized related to the mbrace service offering in the year ended December 31, 2010 compared to only a nominal amount of revenues recognized in the year ended December 31, 2009 and an approximately $3.0 million, or 14%, increase in Networkfleet's service revenues in the year ended December 31, 2010 compared to the year ended December 31, 2009. Units active on Networkfleet's network increased to approximately 117,000 as of December 31, 2010, a 15% increase from the approximately 102,000 units as of December 31, 2009.
Hardware revenues decreased by approximately $0.5 million due primarily to a nominal decrease in the average sales price per unit in the year ended December 31, 2010 compared the year ended December 31, 2009. Hardware unit sales were nominally higher in 2010 with approximately 31,000 and 30,000 units sold in the years ended December 31, 2010 and 2009, respectively.
Cost of Revenues
The following table sets forth information related to our cost of revenues for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	(in thousands)
Cost of services	$19,386	$7,851
Cost of hardware sold	7,374	6,874
Total cost of revenues	$26,760	$14,725
Total cost of revenues increased to approximately $26.8 million for the year ended December 31, 2010, an 82% increase from the approximately $14.7 million for the year ended December 31, 2009. Cost of services for the year ended December 31, 2010 consisted of approximately $12.1 million of costs related to the provision of the mbrace service to owners and lessees of Mercedes-Benz vehicles and approximately $7.3 million of costs related to the provision of Networkfleet's service offerings. The increase in cost of services is due primarily to the approximately $10.8 million increase in the costs related to the provision of the mbrace service as the service launched in November 2009. During the six months ended June 30, 2010, the cost of services related to the provision of the mbrace service was incurred without the benefit of substantial related revenues because an introductory trial of six months was offered to the purchasers or lessees of new Mercedes-Benz vehicles. Accordingly, for the year ended December 31, 2010, the cost of services related to the mbrace service significantly exceeded the revenues recognized therefrom. Cost of services related to the provision of Networkfleet's service offerings increased approximately $0.7 million in the year ended December 31, 2010 compared to the year ended December 31, 2009 due to the increased number of active units on the network. Cost of hardware sold increased in the year ended December 31, 2010 compared to the year ended December 31, 2009 due to a higher per-unit cost of manufacturing Networkfleet's telematics device and nominally higher unit sales volume.
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
Change in Fair Value of Derivative Instruments
Based on an evaluation of guidance provided by the Emerging Issues Task Force (“EITF”) governing whether an instrument, including embedded features, is indexed to a company's own stock, we determined that the warrants issued in connection with the issuance of the Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) and the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which, in accordance with the accounting guidance, indicated that the warrants were not indexed to HUGHES Telematics stock. Accordingly, upon the adoption of the accounting guidance, we reclassified the approximately $133.9 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009. We also determined that the automatic exchange feature of the Series B Convertible Preferred Stock (the “Series B Preferred Stock”) pursuant to which the Series B Preferred Stock would be directly exchanged for shares of Polaris common stock in connection with the Merger should be considered a separate derivative instrument as, pursuant to the accounting guidance, the exchange provision was not considered indexed to HUGHES Telematics stock but rather indexed to Polaris stock. We recognized a charge of approximately $62.3 million in the year ended December 31, 2009 related to the increase in fair market value of these instruments during such period. As the warrants were exercised and the Series B Preferred Stock was extinguished in connection with the Merger, we will not record additional charges in future periods related to these instruments.

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
Interest Expense, Net
Interest expense, net for the year ended December 31, 2010 increased to approximately $21.7 million from approximately $13.7 million in the year ended December 31, 2009, an increase of $8.0 million, or 57%. Interest expense, net for the year ended December 31, 2010 consisted primarily of $14.2 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, $2.7 million of accrued interest and amortization of discount and debt issuance costs related to the second lien term indebtedness, $0.9 million of accrued interest related to the senior unsecured promissory note, $3.8 million of accrued interest and discount amortization related to the senior subordinated unsecured indebtedness and $0.5 million of accrued interest on capital lease obligations and vendor financing, partially offset by $0.3 million of interest earned on our cash, cash equivalents and short-term investments and $0.1 million of interest that was capitalized. Interest expense, net for the year ended December 31, 2009 consisted primarily of $12.9 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, $0.3 million of accrued interest and amortization of discount and debt issuance costs related to the second lien term indebtedness, $3.3 million of accrued interest and discount amortization related to the senior subordinated unsecured indebtedness, $0.8 million of interest on capital lease obligations and vendor financing arrangements and $0.6 million of accretion on the Series A Preferred Stock, partially offset by $0.2 million of interest earned on our cash and cash equivalents and $4.0 million of interest which was capitalized.
Liquidity and Capital Resources
As of December 31, 2011, we had cash, cash equivalents and short-term investments of approximately $38.3 million and restricted cash of approximately $1.3 million which secures outstanding letters of credit. Of our consolidated cash, cash equivalents and short-term investments, approximately $1.9 million is held by our Lifecomm subsidiary for use in that business. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2011 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We believe that our cash and cash equivalents on hand and the projected cash flows to be generated by our service offerings to Mercedes-Benz vehicles and sales of our In-Drive, Networkfleet and Lifecomm products and services will be sufficient to fund our operations for the next twelve months. We launched our service offerings to Mercedes-Benz vehicles just over two years ago, recently launched our In-Drive product and service offerings and expect to launch our Lifecomm product and service offerings during 2012. As such, some or all of the assumptions underlying our projections related to these product and service offerings may prove to be materially inaccurate, and if so, we cannot assure you that our net losses will not surpass our expectations and our cash flows will not be lower than projected. In addition, we have an aggregate of approximately $125.9 million of indebtedness maturing during the year ending December 31, 2013, including the approximately $92.0 million of senior secured term indebtedness which is due and payable on March 31, 2013. Accordingly, to ensure we have sufficient liquidity to repay such indebtedness, we will be required to refinance such indebtedness or to raise additional capital in the next twelve months. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. If any such financing does not allow us to fully repay the senior secured term indebtedness, the terms of such financing must either comply with the covenants of our existing credit facility or we will need to obtain a waiver from our lenders. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Any additional equity financing obtained may be on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. There is no assurance that we will be successful in obtaining additional financing.
Operating Activities
For the year ended December 31, 2011, cash used in operating activities was approximately $16.2 million, consisting primarily of a net loss of $85.4 million partially offset by the collection of a $6.8 million account receivable balance outstanding as of December 31, 2010, a $12.3 million increase in deferred revenue related to prepaid subscription fees from customers to the mbrace service offering, a $10.8 million increase in deferred revenue related to payments received from State Farm and its customers related to our In-Drive telematics service offering, $5.4 million of net changes in other operating assets and liabilities, $13.2 million of depreciation and amortization, $6.9 million of interest accrued on long-term indebtedness that was paid in-kind with such accrued interest being added to the outstanding principal balance of the debt, $7.0 million of amortization of debt issuance costs and discount on long-term debt, $5.4 million of stock-based compensation expense and $1.4 million of non-cash services contributed to Lifecomm by Qualcomm.
For the year ended December 31, 2010, cash used in operating activities was approximately $25.1 million, consisting primarily of a net loss of $89.6 million, partially offset by a $26.4 million increase in deferred revenue related to prepaid subscription fees from customers to the mbrace service offering, a $5.7 million increase in deferred revenue related to payments received from distribution partners of our In-Drive telematics services, $0.9 million of changes in other operating assets and liabilities, $13.7 million of depreciation and amortization, $7.0 million of interest accrued on long-term indebtedness that was paid in-kind with such accrued interest being added to the outstanding principal balance of the debt, $6.2 million of amortization of debt issuance costs and other discounts on the long-term debt, $2.9 million of share-based compensation expense, $1.2 million of non-cash services contributed to Lifecomm by Qualcomm and $0.4 million of net losses on disposals of equipment.
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
Investing Activities
For the year ended December 31, 2011, cash used in investing activities was approximately $9.4 million, consisting primarily of $2.6 million of capitalized software costs related to Lifecomm’s operations, $2.3 million of capital expenditures related to the HUGHES Telematics segment, $2.1 million of purchases of short-term investments net of maturities, $1.2 million of capital expenditures related to the Networkfleet segment, $1.0 million of capitalized software costs related to Networkfleet's operations and $0.3 million of capitalized software costs related to the HUGHES Telematics segment, partially offset by approximately $0.1 million of proceeds received from the disposal of equipment.
For the year ended December 31, 2010, cash used in investing activities was approximately $7.5 million, consisting primarily of $3.1 million of capitalized software costs primarily related to Networkfleet's operations, $2.3 million of purchases of short-term investments net of maturities, $1.4 million of capital expenditures related to the HUGHES Telematics segment, $0.7 million deposited into a restricted cash account held to collateralize letters of credit and $0.5 million of capital expenditures related to Networkfleet's operations, partially offset by $0.5 million of proceeds from the disposal of equipment.
For the year ended December 31, 2009, cash used in investing activities was approximately $14.5 million, consisting primarily of $11.4 million of capitalized software costs, $11.0 million of capital expenditures related to the HUGHES Telematics segment, $0.6 million of capital expenditures related to Networkfleet's operations, $0.4 million deposited into a restricted cash account to collateralize letters of credit, partially offset by the release of $5.3 million of restricted cash that was previously held for the benefit of the lenders of the senior secured indebtedness and the release of $3.5 million previously deposited into a restricted cash account held to collateralize a letter of credit.
Financing Activities
For the year ended December 31, 2011, cash provided by financing activities was approximately $44.9 million, consisting primarily of $25.3 million of net proceeds from the issuance of long-term debt and $24.3 million of net proceeds from the issuance of common stock, partially offset by $2.9 million of repayments of long-term debt, $1.6 million of payments on capital lease obligations and $0.2 million of fees paid on the extinguishment of debt.

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
Senior Secured Term Indebtedness
On March 31, 2008, we entered into the First Lien Credit Agreement pursuant to which we issued in multiple tranches during the year ended December 31, 2008, for aggregate consideration of $60.0 million, senior secured term indebtedness due March 31, 2013 with an original principal amount of $60.0 million and warrants to purchase the equivalent of 4,801,112 shares of common stock, comprised of 1,103,922 initial shares and 3,697,190 earn-out shares, at an equivalent exercise price of less than $0.01 per share. On October 7, 2011, we issued additional senior secured term indebtedness with a principal amount of $21.0 million and exchanged outstanding senior secured term indebtedness with a principal amount of approximately $5.9 million for 1,448,350 shares of common stock, reflecting an exchange price of $4.10 per share. In connection with the transactions, we issued an aggregate of 321,934 shares of common stock to certain lenders under the First Lien Credit Agreement who consented to an amendment to the First Lien Credit Agreement.
The senior secured term indebtedness is guaranteed by all of our existing and future domestic subsidiaries and is secured by all of our tangible and intangible assets. At our election, the term indebtedness bears interest at (i) the Prime Lending Rate plus 10.00% or (ii) for Eurocurrency borrowings, 11.00% plus the greater of London Interbank Offered Rate ("LIBOR") or 3.00%. In accordance with an agreement between us and one of the senior secured note holders, the interest rate on term indebtedness with a principal amount of approximately $6.3 million will have an interest rate of no higher than 14.00% for the term of the debt. With respect to Eurocurrency borrowings, we may elect interest periods of one, two, three, or six months (or nine or twelve months if approved by each senior secured note holder), and interest is payable in arrears at the end of each interest period but, in any event, at least every three months. With respect to all interest periods ending on or prior to March 31, 2010, the interest accrued on the senior secured term indebtedness was paid in kind in arrears with such accrued interest being added to the outstanding principal balance of the term indebtedness. With respect to all interest periods ending after March 31, 2010, the accrued interest has been and will continue to be paid in cash in arrears. As of December 31, 2011, senior secured term indebtedness with an aggregate principal amount, including the accrued interest which had been paid in kind, of approximately $92.0 million was outstanding. As of December 31, 2011, we elected that all outstanding amounts consist of Prime Lending borrowings which resulted in the senior secured term indebtedness bearing an interest rate of 13.25%.
The First Lien Credit Agreement requires us to comply with negative covenants which include, among others, limitations on our ability to incur additional debt; create liens; pay dividends or make other distributions; make loans and investments; sell assets; redeem or repurchase capital stock or subordinated debt; engage in specified transactions with affiliates; consolidate or merge with or into, or sell substantially all of its assets to, another person; and enter into new lines of business. We may incur indebtedness beyond the specific limits allowed under the First Lien Credit Agreement, provided we maintain a leverage ratio of 5.0 to 1.0. In addition, we may incur limited indebtedness secured by junior and subordinated liens to the liens created under the First Lien Credit Agreement. Noncompliance with any of the covenants without cure or waiver would constitute an event of default. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The First Lien Credit Agreement also contains other events of default (subject to specified grace periods), including defaults based on the termination of the Mercedes-Benz contract, events of bankruptcy or insolvency with respect to us and nonpayment of principal, interest or fees when due. The First Lien Credit Agreement also requires us to use 25% of the net cash proceeds from certain equity issuances for the repayment of senior secured term indebtedness. Pursuant to the amendment dated October 7, 2011, an additional covenant was included in the First Lien Credit Agreement which requires us to maintain a minimum balance of cash, cash equivalents and short-term investments of $5.0 million, subject to certain cure measures. As of December 31, 2011, we were in compliance with all of the covenants included in the First Lien Credit Agreement.
Second Lien Term Indebtedness
On December 17, 2009, we entered into the Second Lien Credit Agreement with PLASE HT, as administrative agent, collateral agent and original lender, pursuant to which we issued, for aggregate consideration of $15.0 million, second lien term indebtedness due October 1, 2013 with an original principal amount of $15.0 million and a warrant to purchase 3,000,000 shares of common stock at an exercise price of $6.00 per share. PLASE HT is an affiliate of Apollo and of our controlling stockholder, Communications LLC. On February 7, 2011, we entered into an incremental loan commitment agreement with certain unaffiliated investors, pursuant to which we issued additional indebtedness under the Second Lien Credit Agreement with an original principal amount of $5.0 million and warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.99 per share. The loans under the Second Lien Credit Agreement had an interest rate of 9.00% per annum, payable-in-kind, and were guaranteed by all of our domestic subsidiaries. The loans were secured by a second priority lien on substantially all of our tangible and intangible assets. The liens granted in connection with the Second Lien Credit Agreement were expressly subject and subordinated to the liens securing our obligations under the First Lien Credit Agreement.
On October 7, 2011, we exchanged substantially all of the approximately $23.0 million outstanding second lien term indebtedness for 4,784,019 shares of common stock, reflecting an exchange price of $4.80 per share, and repaid the nominal remaining balance in cash. Following such transactions, the Second Lien Credit Agreement was terminated and all liens in favor of the collateral agent thereunder were released in their entirety.
Senior Unsecured Promissory Note
On December 18, 2009, we issued to Hughes Network Systems, LLC (“HNS”), an affiliate of Apollo until June 8, 2011 when Apollo sold its ownership interest in HNS' parent company, a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on an equipment financing arrangement owed to HNS. The promissory note accrued interest at a rate of 12.00% per annum, compounded annually, and was to become due and payable on December 31, 2010. On November 5, 2010, we and HNS agreed to amend the promissory note to (i) extend the maturity date to December 31, 2011, (ii) revise the schedule of principal payments and (iii) provide that the approximately $1.0 million of accrued and unpaid interest be paid on December 31, 2010 with all future accrued interest on the promissory note paid quarterly in arrears. Pursuant to the terms of the amended promissory note, we made scheduled principal payments of $0.5 million on each of October 15, 2010, December 31, 2010 and April 15, 2011, approximately $0.8 million on July 15, 2011, $1.5 million on October 17, 2011 and the remaining approximately $2.8 million on January 3, 2012. In connection with the amendment to the promissory note, we issued 50,000 shares of common stock to HNS as an amendment fee. Following the payment on January 3, 2012, our obligations pursuant to the senior unsecured promissory note were satisfied.
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
Private Placements of Common Stock
During the years ended December 31, 2011, 2010 and 2009, we completed private placements of our common stock with aggregate gross cash proceeds of approximately $25.0 million, $15.4 million and $7.4 million, respectively. In connection with certain of these private placements, we entered into amendments to the First Lien Credit Agreement providing for the waiver of the requirement to use 25% of the net cash proceeds from the private placements for the repayment of senior secured term indebtedness and paid the senior secured lenders amendment fees in an aggregate amount of approximately $0.2 million.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements. All subsidiaries in which we have a controlling financial interest are included in the consolidated financial statements, and we do not have any relationships with any special purpose entities.

Contractual Obligations
The following table sets forth our contractual payment obligations as of December 31, 2011:

		Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Senior secured term indebtedness(1)	$107,266	$12,158	$95,108	$—	$—
Senior unsecured promissory note	2,867	2,867	—	—	—
Senior subordinated unsecured promissory notes	33,907	—	33,907	—	—
Vendor financing arrangements	700	205	495	—	—
Operating lease obligations	5,921	1,375	3,284	1,262	—
Capital lease obligations	418	325	93	—	—
Purchase and other obligations	36,032	8,407	18,625	9,000	—
Total	$187,111	$25,337	$151,512	$10,262	$—

(1)	As the senior secured term indebtedness bears interest at a variable rate, the estimated interest payments were calculated based on the 13.25% interest rate in effect as of December 31, 2011.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In September 2009, the Emerging Issues Task Force ("EITF") issued revised guidance governing certain revenue arrangements that include software elements, which amends the scope of existing guidance to exclude tangible products that include software and non-software components that function together to deliver the product's essential functionality. Additionally, the EITF issued revised guidance governing revenue arrangements with multiple deliverables, which provides a greater ability to separate and allocate the arrangement consideration in a multiple element revenue arrangement. The revised guidance requires the use of an estimated selling price to allocate arrangement consideration if vendor-specific objective evidence of selling price ("VSOE") is not available, and eliminates the residual method of allocation. This guidance was effective for us on January 1, 2011. We price and sell hardware and services separately based on VSOE, and account for hardware and services as separate units of accounting. The new accounting guidance did not have a material effect on our results of operations as it did not change our units of accounting or general timing of delivery or performance.
In December 2010, the FASB provided additional guidance for performing Step 1 of the test for goodwill impairment when an entity has reporting units with zero or negative carrying values. The guidance amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This guidance did not have a material impact on our financial position, results of operations or cash flows.
In September 2011, the FASB issued guidance which allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the quantitative two-step goodwill impairment test is not required. An entity has the option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. This guidance is effective in the first quarter of 2012 with early adoption permitted. We elected to adopt this guidance early and applied the qualitative assessment for our annual impairment test as of December 31, 2011. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
As of December 31, 2011, we had approximately $39.6 million of cash, cash equivalents, short-term investments and restricted cash. This cash, cash equivalents, short-term investments and restricted cash is subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.
We may suffer from fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. As of December 31, 2011, we had outstanding debt with an aggregate face amount, including interest which has been paid in kind, of approximately $121.3 million, which included variable rate borrowings of approximately $92.0 million. As of December 31, 2011, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense by approximately $0.9 million.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
HUGHES Telematics, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of HUGHES Telematics, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 15, 2012

HUGHES TELEMATICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$33,977	$14,596
Short-term investments	4,337	2,263
Accounts receivable, net of allowance of $1,024 and $1,358, respectively	6,801	10,661
Prepaid expenses	1,943	933
Other current assets	3,546	3,078
Total current assets	50,604	31,531
Restricted cash	1,258	1,333
Property and equipment, net	21,164	24,516
Capitalized software, net	20,548	18,476
Intangible assets, net	10,283	12,591
Goodwill	5,169	5,169
Debt issuance costs	2,997	3,958
Other assets	11,064	11,243
Total assets	$123,087	$108,817
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$9,770	$6,688
Accrued liabilities	25,520	18,868
Deferred revenue	25,224	12,972
Current portion of capital lease obligations	314	1,772
Current portion of long-term debt	2,777	5,632
Other current liabilities	400	1,585
Total current liabilities	64,005	47,517
Long-term debt, net of current portion	113,005	102,669
Capital lease obligations	88	152
Long-term deferred revenue	31,681	19,337
Other liabilities	1,138	1,504
Total liabilities	209,917	171,179
Commitments and contingencies (Note 14)
Stockholders’ deficit:
Preferred stock, $0.0001 par value. Authorized 10,000,000 shares, no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.0001 par value. Authorized 155,000,000 shares; issued and outstanding 105,895,928 shares at December 31, 2011 and 92,675,404 shares at December 31, 2010	11	9
Additional paid-in capital	427,614	370,229
Accumulated deficit	(526,654)	(445,450)
Total HUGHES Telematics, Inc. stockholders’ deficit	(99,029)	(75,212)
Non-controlling interests in consolidated subsidiary	12,199	12,850
Total stockholders’ deficit	(86,830)	(62,362)
Total liabilities and stockholders’ deficit	$123,087	$108,817
The accompanying notes are an integral part of these consolidated financial statements.

HUGHES TELEMATICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Services	$61,160	$30,459	$22,627
Hardware	10,106	9,880	10,416
Total revenues	71,266	40,339	33,043
Operating costs and expenses (exclusive of depreciation and amortization shown separately):
Cost of services	22,322	19,386	7,851
Cost of hardware sold	6,950	7,374	6,874
Research and development	17,072	11,568	26,385
Sales and marketing	24,255	21,392	11,085
General and administrative	47,557	34,745	36,786
Depreciation and amortization	13,187	13,749	10,890
Impairment charges	—	—	20,762
Total operating costs and expenses	131,343	108,214	120,633
Loss from operations	(60,077)	(67,875)	(87,590)
Interest income	26	344	162
Interest expense	(25,256)	(21,999)	(13,899)
Change in fair value of derivative instruments	—	—	(62,316)
Other expense, net	(4)	(28)	(9)
Loss before income taxes	(85,311)	(89,558)	(163,652)
Income tax expense	(39)	(3)	(9)
Net loss	(85,350)	(89,561)	(163,661)
Net loss attributable to non-controlling interests	4,146	1,655	—
Net loss attributable to HUGHES Telematics, Inc.	(81,204)	(87,906)	(163,661)
Deemed dividend on and accretion of convertible preferred stock	—	—	(56,619)
Net loss attributable to common stockholders	$(81,204)	$(87,906)	$(220,280)
Basic and diluted loss per common share	$(2.16)	$(2.86)	$(11.40)
Basic and diluted weighted average common shares outstanding	37,569,960	30,774,654	19,324,144
The accompanying notes are an integral part of these consolidated financial statements.

HUGHES TELEMATICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(85,350)	$(89,561)	$(163,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,187	13,749	10,890
Interest expense on long-term debt and capital leases	6,934	6,970	8,828
Amortization of debt issuance costs and discounts on long-term debt	6,999	6,229	4,569
Interest expense on Series A Redeemable Preferred Stock	—	—	496
Share-based compensation expense	5,407	2,946	1,552
Non-cash services contributed to consolidated subsidiary by non-controlling interests	1,397	1,210	—
Loss (Gain) on disposal of property and equipment	12	350	(11)
Change in fair value of derivative instruments	—	—	62,316
Non-cash impairment charges	—	—	19,097
Changes in assets and liabilities:
Accounts receivable, net	3,860	(6,543)	1,579
Prepaid expenses and other assets	(1,400)	(2,107)	(6,173)
Accounts payable, accrued and other liabilities	8,197	9,505	13,655
Deferred revenue	24,596	32,164	(334)
Net cash used in operating activities	(16,161)	(25,088)	(47,197)
Cash flows from investing activities:
Purchases of short-term investments	(6,548)	(8,522)	—
Maturities of short-term investments	4,474	6,259	—
Purchases of property and equipment	(3,532)	(1,944)	(11,609)
Increase in capitalized software	(3,939)	(3,137)	(11,398)
Proceeds from disposal of property and equipment	105	495	34
Decrease (Increase) in restricted cash	75	(683)	8,433
Net cash used in investing activities	(9,365)	(7,532)	(14,540)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	25,475	—	15,000
Proceeds from the issuance of common stock, net of costs	24,327	14,884	7,230
Proceeds from the sale of non-controlling interests in consolidated subsidiary	—	10,000	—
Proceeds from merger with Polaris Acquisition Corp.	—	—	97,242
Proceeds from the issuance of Series B Convertible Preferred Stock, net of costs	—	—	35,220
Repayment of long-term debt	(2,855)	(2,684)	—
Repayment of capital lease obligations	(1,611)	(3,352)	(7,376)
Repurchase of common stock	—	—	(74,356)
Proceeds from the exercise of common stock options	23	—	—
Proceeds from the exercise of warrants to purchase common stock	—	—	53
Payment of fees related to exchange of long-term debt for common stock	(221)	—	—
Payment of debt issuance costs	(231)	—	(545)
Payment of fees related to warrant exchange	—	—	(200)
Net cash provided by financing activities	44,907	18,848	72,268
Net increase (decrease) in cash and cash equivalents	19,381	(13,772)	10,531
Cash and cash equivalents, beginning of period	14,596	28,368	17,837
Cash and cash equivalents, end of period	$33,977	$14,596	$28,368

Supplemental cash flow disclosure:
Cash paid for interest	$11,169	$8,800	$—
Cash paid for income taxes	$17	$18	$—

Supplemental non-cash disclosure:
Issuance of common stock in exchange for long-term debt	$24,929	$—	$—
Issuance of common stock in connection with an amendment of the senior secured term indebtedness	$1,288	$—	$—
Intangible assets and capitalized software costs contributed to consolidated subsidiary by non-controlling interests	$2,097	$3,295	$—
Issuance of Series B Convertible Preferred Stock in exchange for a trade payable	$—	$—	$13,000
Issuance of common stock in connection with the exercise of warrants using shares of Series A Redeemable Preferred Stock	$—	$—	$207,218
Issuance of common stock in exchange for Series A Redeemable Preferred Stock	$—	$—	$20,000
Issuance of common stock in exchange for Series B Redeemable Preferred Stock	$—	$—	$109,750
Property and equipment acquired by capital lease obligations	$—	$277	$6,302
Conversion of accounts payable and capital lease obligation to long-term debt	$—	$—	$8,316
The accompanying notes are an integral part of these consolidated financial statements.

HUGHES TELEMATICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stock Repurchase Obligation	Non-Controlling Interests in Consolidated Subsidiary	Total Stockholders' Deficit
	Shares	Amount
Balance, December 31, 2008	22,778,782	$2	$42,964	$(93,636)	$—	$—	$(50,670)
Cumulative effect of change in accounting principle (Note 3)	—	—	(33,639)	(100,247)	—	—	(133,886)
Issuance of warrant to advisor in connection with the sale of the Series B Convertible Preferred Stock	—	—	2,099	—	—	—	2,099
Issuance of common stock and recapitalization in connection with merger with Polaris Acquisition Corp.	14,082,663	2	94,006	—	(74,356)	—	19,652
Issuance of common stock in connection with the exercise of warrants	6,296,473	1	37,027	—	—	—	37,028
Issuance of common stock in connection with the exercise of warrants using shares of Series A Redeemable Preferred Stock	33,526,894	3	207,215	—	—	—	207,218
Issuance of common stock in exchange for Series A Redeemable Preferred Stock	2,000,000	—	20,000	—	—	—	20,000
Extinguishment of Series A Redeemable Preferred Stock prior to mandatory redemption date	—	—	(12,288)	—	—	—	(12,288)
Issuance of common stock in exchange for Series B Convertible Preferred Stock	12,500,000	1	109,749	—	—	—	109,750
Deemed dividend and accretion of Series B Convertible Preferred Stock	—	—	(56,619)	—	—	—	(56,619)
Repurchase of common stock	(7,439,978)	—	(74,355)	—	74,356	—	—
Issuance of common stock to advisors of Polaris Acquisition Corp.	226,592	—	1,989	—	—	—	1,989
Share-based compensation expense	544,800	—	1,552	—	—	—	1,552
Issuance of common stock in connection with the warrant exchange	54,731	—	(200)	—	—	—	(200)
Issuance of common stock in connection with private placement	2,516,667	—	7,229	—	—	—	7,229
Issuance of warrants in connection with the issuance of second lien term indebtedness	—	—	5,430	—	—	—	5,430
Net loss	—	—	—	(163,661)	—	—	(163,661)
Balance, December 31, 2009	87,087,624	9	352,159	(357,544)	—	—	(5,376)
Issuance of common stock in connection with private placement, net of costs	5,130,500	—	14,996	—	—	—	14,996
Share-based compensation expense	407,280	—	2,946	—	—	—	2,946
Issuance of common stock in connection with the amendment of the senior unsecured promissory note	50,000	—	128	—	—	—	128
Contributions in connection with the formation of Lifecomm LLC	—	—	—	—	—	13,000	13,000
Non-cash services contributed to consolidated subsidiary by noncontrolling interests	—	—	—	—	—	1,505	1,505
Net loss	—	—	—	(87,906)	—	(1,655)	(89,561)
Balance, December 31, 2010	92,675,404	$9	$370,229	$(445,450)	$—	$12,850	$(62,362)
The accompanying notes are an integral part of these consolidated financial statements.

HUGHES TELEMATICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stock Repurchase Obligation	Non-Controlling Interests in Consolidated Subsidiary	Total Stockholders' Deficit
	Shares	Amount
Balance, December 31, 2010	92,675,404	$9	$370,229	$(445,450)	$—	$12,850	$(62,362)
Issuance of common stock in connection with private placements, net of costs	6,304,427	1	24,327	—	—	—	24,328
Issuance of common stock in exchange for long-term debt	6,232,369	1	24,929	—	—	—	24,930
Issuance of common stock in connection with an amendment of the senior secured term indebtedness	321,934	—	1,288	—	—	—	1,288
Issuance of common stock in connection with consulting agreement with related party	325,000	—	1,706	—	—	—	1,706
Share-based compensation expense	22,709	—	3,701	—	—	—	3,701
Issuance of common stock in connection with the exercise of stock options	14,085	—	23	—	—	—	23
Issuance of warrants in connection with the issuance of second lien term indebtedness	—	—	1,411	—	—	—	1,411
Non-cash services contributed to consolidated subsidiary by non-controlling interests	—	—	—	—	—	3,495	3,495
Net loss	—	—	—	(81,204)	—	(4,146)	(85,350)
Balance, December 31, 2011	105,895,928	$11	$427,614	$(526,654)	$—	$12,199	$(86,830)
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
We are a telematics services company that provides a suite of real-time voice and data communications services and applications for use in vehicles and are developing additional applications for use within and outside of the automotive industry. These services and applications are enabled through a state-of-the-art communications center designed with flexibility to connect various mobile devices with content, services and call centers. Within the automotive industry, our communications center allows for two way voice and data communications to vehicles and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics service provider in the United States for all new vehicles sold by Mercedes-Benz USA, LLC (“Mercedes-Benz”), and we are the preferred provider of telematics services for all Mercedes-Benz vehicles purchased prior to November 16, 2009. These services are marketed under the mbrace® brand. On November 1, 2011, we executed a telematics services agreement with Volkswagen Group of America, Inc. (“VWGoA”) pursuant to which we will provide telematics services on an exclusive basis to specified Volkswagen brand vehicles sold or leased in the United States market commencing in 2013.
Our In-Drive® solution offers services to consumers, partners or other third parties through an aftermarket hardware device that we have developed and which we intend to distribute through relationships with companies and organizations with large customer or membership bases for installation in existing vehicles. During the third quarter of 2011, we launched the In-Drive solution through an agreement with State Farm Mutual Automobile Insurance Company ("State Farm"). We also executed an agreement with AAA Club Partners, Inc. ("ACP") pursuant to which we expect to develop, test, market and launch a telematics solution utilizing our In-Drive products and service offerings for ACP and which we expect to launch services to members of ACP during the fourth quarter of 2012. Additionally, through Networkfleet, Inc. (“Networkfleet”), our wholly-owned subsidiary, we currently offer remote vehicle monitoring and other data services through aftermarket hardware that is purchased separately and installed in fleets of vehicles.
In May 2010, we formalized our efforts to broaden our connected services beyond the automotive market to include the mobile health and wellness industry with the formation of Lifecomm, LLC (“Lifecomm”), a majority owned subsidiary founded with QUALCOMM Incorporated (“Qualcomm”), a leader in developing and delivering innovative digital wireless communications products and services, and American Medical Alert Corp. (“AMAC”), a healthcare communications company dedicated to the provision of support services to the healthcare community. Lifecomm is developing a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device that is able to communicate data information and support voice interactions between the subscriber and an emergency assistance call center. Lifecomm expects to launch its service offerings in the third quarter of 2012.

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including Networkfleet, and our majority-owned subsidiary, Lifecomm, following the formation of Lifecomm. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current presentation.
During the years ended December 31, 2011, 2010 and 2009, we incurred a net loss of approximately $85.4 million, $89.6 million and $163.7 million, respectively, and we used cash in operations of approximately $16.2 million, $25.1 million and $47.2 million, respectively. As of December 31, 2011, we had unrestricted cash, cash equivalents and short-term investments of approximately $38.3 million and an accumulated deficit of approximately $526.7 million. Of the cash, cash equivalents and short-term investments, approximately $1.9 million is held by our Lifecomm subsidiary for use in that business. We believe that our cash and cash equivalents on hand and the projected cash flows to be generated by our service offerings to Mercedes-Benz vehicles and sales of our In-Drive, Networkfleet and Lifecomm products and services will be sufficient to fund our operations for the next twelve months. We launched our service offerings to Mercedes-Benz vehicles just over two years ago, recently launched our In-Drive product and service offerings and expect to launch our Lifecomm product and service offerings during 2012. As such, some or all of the assumptions underlying our projections related to these product and service offerings may prove to be materially inaccurate, and if so, we cannot assure you that our net losses will not surpass our expectations and our cash flows will not be lower than projected. In addition, we have an aggregate of approximately $125.9 million of indebtedness maturing during the year ending December 31, 2013, including the approximately $92.0 million of senior secured term indebtedness which is due and payable on March 31, 2013. Accordingly, to ensure we have sufficient liquidity to repay such indebtedness, we will be required to refinance such indebtedness or to raise additional capital in the next twelve months. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. If any such financing does not allow us to fully repay the senior secured term indebtedness, the terms of such financing must either comply with the covenants of our existing credit facility or we will need to obtain a waiver from our lenders. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Any additional equity financing obtained may be on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. There is no assurance that we will be successful in obtaining additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
The Old HTI stockholders placed 5,782,661 shares of our common stock, comprised of 1,489,053 initial shares and 4,293,608 earn-out shares, in escrow until June 30, 2010 to indemnify us for the payment of indemnification claims that may have been made as a result of breaches of Old HTI's covenants, representations and warranties in the Merger Agreement. As there were no indemnification claims, in July 2010, the 1,489,053 initial shares were released from escrow to the Old HTI stockholders. The 4,293,608 earn-out shares remain in escrow and will be released in accordance with the escrow agreement upon the achievement of the trading share price targets stated above.
Pursuant to the Merger Agreement, the Polaris founders agreed to deposit an aggregate of 1,250,000 shares of our common stock into escrow at closing with such shares being released upon the achievement of the first share price target between the first and fifth anniversary of closing. Upon consummation of the Merger, the Polaris founders also transferred an aggregate of 168,000 shares of common stock to us with such shares canceled upon receipt.
In order to consummate the Merger, we agreed to purchase an aggregate of 7,439,978 shares of our common stock from a limited number of institutional shareholders in separate and privately negotiated transactions which were executed prior to the conclusion of the special meeting in which Polaris' shareholders voted on the Merger. On April 2, 2009, we consummated these purchases using approximately $74.4 million of the approximately $97.2 million of cash received from Polaris in connection with the Merger.

(3)	Summary of Significant Accounting Policies
Cash, Cash Equivalents and Short-Term Investments
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
Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market. We periodically assess the market value of our inventory, based on sales trends and forecasts and technological changes, and record a charge to current-period income when such factors indicate that a reduction in net realizable value has occurred. Inventories have been classified in other current assets on the accompanying consolidated balance sheets and were not material at December 31, 2011 and 2010.
Restricted Cash
To secure certain lease and other obligations, we must maintain letters of credit in an aggregate amount of approximately $1.3 million. The agreements governing the letters of credit require us to maintain restricted cash accounts which hold collateral equal to no less than the aggregate face amount of the outstanding letters of credit. As of December 31, 2011 and 2010, we had approximately $1.3 million in the restricted cash accounts.
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
Capitalized Software
Costs incurred to develop software for our internal use are capitalized and amortized over the estimated useful life of the software. Costs capitalized include direct labor, outside services, materials, software licenses and interest incurred on certain of our outstanding indebtedness. Costs related to the design or maintenance of internal-use software and website development are expensed as incurred. For the years ended December 31, 2011, 2010 and 2009, we capitalized approximately $6.0 million, $3.4 million and $14.3 million, respectively, of software development costs. Amortization begins when the software is ready for its intended use and is recognized over the expected useful life of the software, but not to exceed five years. For the years ended December 31, 2011, 2010 and 2009, we recorded amortization expense related to capitalized software costs of approximately $4.0 million, $3.4 million and $0.9 million, respectively.
Goodwill and Intangibles
We record goodwill when consideration paid in a purchase acquisition exceeds the fair value of the net tangible assets and identifiable intangible assets acquired. We perform an impairment test annually or more frequently if an event occurs or circumstances change that indicate that the carrying value may not be recoverable. In performing the impairment test as of December 31, 2011, we adopted early the new guidance which allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. Our qualitative assessment indicated that there was no goodwill impairment as of December 31, 2011. We amortize the identified intangible assets with a finite life over their respective useful lives on a straight-line basis, which approximates the projected utility of such assets based on available information.

Impairment of Long-Lived Assets
Long-lived assets and identifiable intangibles with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. In light of the termination of our contract with Chrysler, LLC (now known as Old Carco, LLC, “Old Chrysler”) and the discontinuation of work towards launch of service with Chrysler Group, LLC (“New Chrysler”), we evaluated for impairment certain equipment, capitalized software costs and other assets related to the deployment of hardware and launch of services to New Chrysler vehicles. Accordingly, we recorded an impairment charge during the year ended December 31, 2009 totaling approximately $20.8 million to write down these assets to their net realizable values (see Note 8). For the years ended December 31, 2011 and 2010, there were no factors indicating impairment of our long-lived and intangible assets.
Debt Issuance Costs
Costs associated with the issuance of debt are deferred and amortized to interest expense, using the effective interest method, over the term of the respective debt.
Revenue Recognition
We recognize revenues provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Hardware sales consist principally of revenues from the sale of telematics devices and related shipping fees. Shipping and handling costs for hardware shipped to customers are classified as cost of hardware sold. We have determined that the sale of hardware and its accompanying services constitute a revenue arrangement with multiple deliverables and account for the sale of hardware and the accompanying services as separate units of accounting. Prepaid service fees are recorded as deferred revenue and are recognized as revenue when earned over the applicable subscription term. For subscriptions with a term covering the ownership period of a vehicle, revenue is recognized ratably over the estimated duration of the ownership period with any residual amount of deferred revenue recognized upon termination of such subscription. Amounts received from third parties in connection with the configuration of our telematics platform and other program launch activities to support distribution partners are recorded as deferred revenue and recognized as revenue over the expected life of the program beginning upon launch of the services underlying such program.
Research and Development
We incur research and development costs in the course of developing our products and services. Such costs are expensed as incurred.
Stock-Based Compensation
Compensation expense for all share-based awards expected to vest is measured at fair value on the date of grant and recognized over the service period. The fair value of restricted stock grants is determined based on the number of shares granted and the quoted price of our common stock on the grant date. The fair value of stock option awards is determined using an option pricing model that is based on established principles of financial economic theory. Such value is recognized as expense ratably over the service period. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Assumptions regarding volatility, expected term, dividend yield and risk-free rate are required for valuation of stock option awards (see Note 12).
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
In assessing the need to record a valuation allowance against our deferred tax assets, we consider, based upon all available evidence, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to our historical operating losses, there is uncertainty with respect to whether we will ultimately realize our deferred tax assets. Accordingly, as of December 31, 2011 and 2010, we recorded a full valuation allowance against our net deferred tax asset.

Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Our comprehensive loss for each of the years ended December 31, 2011, 2010 and 2009 equaled our net loss.
Loss Per Share
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
During all periods presented, we had potential common shares that could dilute basic loss per common share in the future but have been excluded from the computation of diluted loss per common share as the effect would have been anti-dilutive. For the years ended December 31, 2011, 2010 and 2009, there were 83,959,598, 82,881,548 and 83,778,993 potential common shares, respectively, excluded from the computation of diluted loss per share, consisting primarily of shares of common stock issuable upon the exercise of outstanding stock options and warrants and shares of common stock held in escrow to be released to certain stockholders upon achievement of specified trading price targets of our common stock.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, fair value of financial instruments, collectability of receivables, depreciable lives of fixed assets and internally-developed software, the expected life of certain customer relationships, valuation of acquired intangibles and goodwill, income taxes, stock-based compensation and contingencies. Actual results could differ materially from these estimates.
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
We generate revenues principally from customers located in the United States. For the years ended December 31, 2011, 2010 and 2009, we had no customers that individually accounted for more than 10% of our revenues.
As of each of December 31, 2011 and 2010, two and one customer, respectively, accounted for over 10% of our total accounts receivable balance. As of December 31, 2011 and 2010, these customers accounted for an aggregate of approximately $1.8 million, or 26%, and $6.8 million, or 64%, respectively, of our total accounts receivable balance.
Recently Adopted Accounting Pronouncements
In September 2009, the Emerging Issues Task Force ("EITF") issued revised guidance governing certain revenue arrangements that include software elements, which amends the scope of existing guidance to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. Additionally, the EITF issued revised guidance governing revenue arrangements with multiple deliverables, which provides a greater ability to separate and allocate the arrangement consideration in a multiple element revenue arrangement. The revised guidance requires the use of an estimated selling price to allocate arrangement consideration if vendor-specific objective evidence of selling price ("VSOE") is not available, and eliminates the residual method of allocation. This guidance was effective for us on January 1, 2011. We price and sell hardware and services separately based on VSOE, and account for hardware and services as separate units of accounting. The adoption of this guidance did not have a material effect on our results of operations as it did not change our units of accounting or general timing of delivery or performance.

In December 2010, the FASB provided additional guidance for performing Step 1 of the test for goodwill impairment when an entity has reporting units with zero or negative carrying values. The guidance amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.
In September 2011, the FASB issued guidance which allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the quantitative two-step goodwill impairment test is not required. An entity has the option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. This guidance is effective in the first quarter of 2012 with early adoption permitted. We elected to adopt this guidance early and applied the qualitative assessment for our annual impairment test as of December 31, 2011. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
In May 2011, the FASB issued updated guidance related to fair value measurements and disclosures, including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity and (iii) quantitative information required for fair value measurements categorized within level 3. Additionally, disclosure requirements have been expanded to include additional disclosure for level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance applies prospectively and is effective for us beginning January 1, 2012. We are in the process of evaluating the effects, if any, the adoption of this guidance will have on our consolidated financial statements.
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

(4)	Formation of Lifecomm, LLC
On May 12, 2010, we entered into the LLC Agreement with Qualcomm and AMAC forming Lifecomm. Under the terms of the LLC Agreement, each of the parties provided cash and/or immediate and future in-kind contributions to Lifecomm. Specifically, in exchange for approximately 54% of the membership interests of Lifecomm, we entered into (i) an Infrastructure Access Agreement with Lifecomm pursuant to which we will provide access to our telematics platform and infrastructure which will enable Lifecomm to provide service to its customers and (ii) a Services Agreement with Lifecomm pursuant to which we will provide, over no more than six years, $10.9 million of in-kind selling, general and administrative services (based on agreed upon billing rates set forth in the Services Agreement) to support the venture. In addition, we agreed to enter into a Telematics Services Agreement that will include, among other things, a per-user per-month fee for wireless connectivity, billing, portal access and other associated services. In exchange for approximately 36% of the membership interests, Qualcomm (i) provided $6.0 million of cash, (ii) entered into a Know-How License Agreement pursuant to which Lifecomm licensed certain “know-how” previously developed by Qualcomm and also provided Lifecomm access to the Lifecomm name and (iii) entered into a Services Agreement with Lifecomm pursuant to which Qualcomm will contribute a portion of the value of certain future engineering and project management services, up to an aggregate value of $5.0 million. In exchange for approximately 10% of the membership interests, AMAC (i) provided $4.0 million of cash and (ii) entered into a Value Added Reseller Agreement pursuant to which AMAC will be a preferred distributor of Lifecomm's products and services.
Pursuant to the LLC Agreement, each of the initial members have preemptive rights with respect to future issuances of securities by Lifecomm, as well as rights of first offer, drag-along and tag-along rights on transfers of securities by the other members. In addition, for a two year period beginning on May 12, 2014, any member (or group of members) holding at least 25% of the membership interests in Lifecomm will have the right to demand either an auction for the sale of Lifecomm or an initial public offering of Lifecomm. Should Lifecomm fail to achieve either of these liquidity events within 180 days of the demand, then to the extent at such time we hold at least 50% of the outstanding membership interests of Lifecomm and our common stock is publicly traded, each other member will be entitled on a one-time basis to exchange all of its membership interests in Lifecomm for shares of our common stock with equivalent fair market value. While we determined that such right to exchange is a freestanding derivative instrument, as, among factors, the fair market value of our common stock to be issued in the exchange will be equal to the fair market value of the membership interests of Lifecomm received, the value of the derivative instrument was not material as of December 31, 2011 or 2010.
In addition, each of the initial members of Lifecomm agreed to fund its pro rata share of a $2.0 million stand-by equity commitment for Lifecomm’s benefit. Lifecomm expects to request that the members fund the commitment during the first quarter of 2012. Assuming Lifecomm draws the entire commitment as expected, we will be required to provide approximately $1.1 million of cash.
In accordance with the applicable accounting guidance governing consolidation, we have determined that Lifecomm is a variable interest entity (“VIE”) for which we are the primary beneficiary. Accordingly, we have included Lifecomm's financial position, results of operations and cash flows in the accompanying consolidated financial statements for periods following the formation of Lifecomm. As of December 31, 2011, Lifecomm's assets consisted of approximately $1.9 million of cash and cash equivalents, $3.0 million of intangible assets and approximately $5.2 million of capitalized software costs, and its liabilities consisted of approximately $0.9 million of accounts payable and accrued liabilities. As of December 31, 2010, Lifecomm's assets consisted of approximately $7.8 million of cash and cash equivalents, approximately $1.5 million of short-term investments that are classified as held-to-maturity, $3.0 million of intangible assets and approximately $0.5 million of capitalized software costs, and its liabilities consisted of approximately $1.2 million of accounts payable and accrued liabilities.

(5)	Supplemental Balance Sheet Information
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and consisted of the following:

	Estimated Useful Lives (Years)	December 31,
		2011	2010
		(in thousands)
Computer equipment and software	3 to 5	$34,156	$30,974
Machinery and equipment	2 to 5	1,724	1,406
Furniture and fixtures	5 to 7	284	247
Leasehold improvements	3 to 6	141	135
Software development in process		5,117	5,144
		41,422	37,906
Less accumulated depreciation		(20,258)	(13,390)
Property and equipment, net		$21,164	$24,516
Software development in process consists primarily of software and systems infrastructure to support our business and operations that is not yet ready for its intended use.
For the years ended December 31, 2011, 2010 and 2009, we recorded depreciation expense of approximately $6.9 million, $7.0 million and $6.5 million, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Accrued marketing expenses	$16,068	$10,566
Accrued compensation and benefits	3,084	2,611
Accrued professional and other consulting fees	2,616	1,573
Accrued cost of services	1,569	1,117
Accrued sales taxes payable	624	503
Accrued licensing fees	625	1,050
Other accrued expenses	934	1,448
Total accrued liabilities	$25,520	$18,868
We have a long-term contract with an automaker pursuant to which the automaker agreed to install telematics devices in its vehicles and permit us to exclusively provide telematics services to its new customers. This contract requires us to pay the automaker for certain non-recurring costs associated with the initiation of telematics services. The contract also requires us to pay certain recurring amounts to the automaker in connection with the provision of services to the automaker's vehicles. Amounts related to each of these payment obligations are included in accrued marketing expenses as of December 31, 2011 and 2010.

(6)	Goodwill and Acquired Intangible Assets
On August 1, 2006, we acquired Networkfleet and recorded goodwill of approximately $5.2 million resulting from the allocation of the purchase price.
Intangible assets and the related accumulated amortization were as follows:

	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
As of December 31, 2011
Intellectual property	5 to 15	$18,869	$(8,586)	$10,283
Existing technology	5	6,700	(6,700)	—
Trade name	5	1,100	(1,100)	—
Distributor relationships	5	1,000	(1,000)	—
Total		$27,669	$(17,386)	$10,283
As of December 31, 2010
Intellectual property	5 to 15	$18,869	$(7,304)	$11,565
Existing technology	5	6,700	(5,918)	782
Trade name	5	1,100	(972)	128
Distributor relationships	5	1,000	(884)	116
Total		$27,669	$(15,078)	$12,591
Intellectual property consists of the patent portfolio acquired in connection with the purchase of Networkfleet, “know-how” acquired in connection with the issuance of common stock to the shareholders of SecureTnet International, LLC and certain licenses contributed in connection with the formation of Lifecomm. The existing technology, trade name and distributor relationships intangible assets were acquired in connection with the purchase of Networkfleet. The $3.0 million of licenses contributed in connection with the formation of Lifecomm will be amortized when the underlying systems which will use the licenses contributed are ready for their intended use. For each of the years ended December 31, 2011, 2010 and 2009, amortization expense was approximately $2.3 million, $3.4 million and $3.4 million, respectively.
The estimated future amortization of intangible assets as of December 31, 2011 is as follows (in thousands):

Year Ending December 31,
2012	$(1,210)
2013	(1,360)
2014	(1,360)
2015	(1,360)
2016	(1,360)
Thereafter	(3,633)
Total	$(10,283)

(7)	Income Taxes
We file a consolidated Federal income tax return with our eligible subsidiaries. For Federal income tax purposes, we have unused net operating loss (“NOL”) carryforwards of approximately $278.1 million expiring in 2022 through 2031 and unused tax credits of approximately $4.2 million expiring in 2022 through 2031. We also have NOL carryforwards available to offset future taxable income in certain states where income tax returns are filed. The amounts available vary by state due to apportionment of losses to each state, and the expiration of the state NOL carryforwards vary in accordance with applicable state laws.
For the years ended December 31, 2011 and 2010, our loss before income taxes, including non-controlling interests, was approximately $85.3 million and $89.6 million, respectively. For the year ended December 31, 2009, our loss before income taxes was approximately $163.7 million. The income tax expense consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current expense:
Federal	$—	$—	$—
State	(39)	(3)	(9)
Total current expense	(39)	(3)	(9)
Deferred expense:
Federal	—	—	—
State	—	—	—
Total deferred expense	—	—	—
Total income tax expense	$(39)	$(3)	$(9)
The income tax expense differs from the amount computed by applying the Federal statutory rate of 35% to our loss before income tax as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Income tax benefit at Federal statutory rate	$29,859	$30,762	$57,278
State taxes, net of Federal benefit	2,959	2,580	4,059
Change in valuation allowance	(31,803)	(33,303)	(40,807)
Exercise of warrants	—	—	(21,810)
Research tax credits	322	186	902
Interest expense on Series A Preferred Stock	—	—	(169)
Permanent differences and other	75	(228)	538
Non-controlling interest	(1,451)	—	—
Total income tax expense	$(39)	$(3)	$(9)
The tax effect of temporary differences that give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$111,693	$84,489
Capitalized software	18,309	19,426
Deferred revenue	8,608	5,251
Accrued expenses	1,295	1,119
Allowance for bad debt	163	193
Other	4,727	1,729
Total gross deferred tax assets	144,795	112,207
Less: valuation allowance	(140,800)	(108,997)
Total gross deferred tax assets	3,995	3,210
Deferred tax liabilities:
Acquired intangible assets	1,853	2,311
Fixed assets	2,142	899
Total deferred tax liabilities	3,995	3,210
Net deferred tax asset	$—	$—
In assessing the need to record a valuation allowance against our deferred tax assets, management considers, based upon all available evidence, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to our historical operating losses, there is uncertainty with respect to whether we will ultimately realize our deferred tax assets. Accordingly, as of December 31, 2011 and 2010, we recorded a full valuation allowance against our net deferred tax asset.

Our accounting for uncertain tax positions did not result in an accrual for uncertain tax positions taken in current or prior years, settlements with the taxing authorities or a lapse of the applicable statute of limitations. There are no uncertain tax positions that, if recognized, would significantly affect the effective tax rate, and there are no uncertain tax positions for which it is reasonably possible that the total amounts of the unrecognized tax benefits will significantly change in the next twelve months. The Company and its subsidiaries file U.S. federal income tax returns and returns for various U.S. states. We may be subject to examination for tax years 2008 through 2011 for federal tax purposes. We may be subject to examination for tax years 2007 through 2011 for state tax purposes. For tax years 2006 and 2007, the statute for assessments and refunds has generally expired. However, tax attributes for those years may still be examined, which would impact the tax years in which those attributes were utilized. Under the terms of the purchase agreement between us and the former parent company of Networkfleet, the former parent company agreed to indemnify us for any taxes imposed on Networkfleet for periods prior to August 1, 2006. We will include interest and penalties related to our tax contingencies in income tax expense. No such interest or penalties have been recognized.

(8)	Impairment of Long Lived Assets
Until the second quarter of 2009, we had a contract to be the telematics service provider in the United States for Old Chrysler. On April 30, 2009, Old Chrysler filed for bankruptcy protection under Chapter 11 of the United States bankruptcy code. On June 10, 2009, New Chrysler purchased substantially all of the assets of Old Chrysler in the bankruptcy process. At a hearing held on July 16, 2009, Old Chrysler rejected certain contracts, including our telematics services contract with Old Chrysler, and therefore, the contract was terminated. We negotiated with New Chrysler concerning a new telematics services agreement, but the parties were not able to reach mutually acceptable terms. As a result, we discontinued working with New Chrysler to deploy our hardware and launch our services as previously planned. In light of the termination of our contract with Old Chrysler and the discontinuation of work towards launch with New Chrysler, we evaluated for impairment certain equipment, capitalized software costs and other assets related to the deployment of hardware and services to New Chrysler vehicles. Accordingly, we recorded impairment charges in the year ended December 31, 2009 totaling approximately $20.8 million to write down these assets to their estimated net realizable values. The impairment consisted of approximately $11.8 million of capitalized software, approximately $3.6 million of equipment and approximately $5.4 million of other assets. Notwithstanding the foregoing, we continue to market portions of the underlying technology that was developed in the effort for Old Chrysler to other interested parties.

(9)	Long-Term Debt
The components of long-term debt were as follows:

	December 31,
	2011	2010
	(in thousands)
Senior secured term indebtedness	$88,460	$70,254
Second lien secured term indebtedness	—	12,250
Senior unsecured promissory note	2,777	5,632
Senior subordinated unsecured promissory notes	24,545	20,165
Total indebtedness	115,782	108,301
Less current portion	(2,777)	(5,632)
Total long-term debt, net of current portion	$113,005	$102,669
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
On October 7, 2011, we entered into an amendment to the First Lien Credit Agreement which, among other things, permitted us to (i) issue an additional loan with an original principal balance of $21.0 million under the First Lien Credit Agreement, (ii) exchange approximately $5.9 million of existing indebtedness under the First Lien Credit Agreement for 1,448,350 shares of common stock, reflecting an exchange price of $4.10 per share, (iii) exchange existing indebtedness under the Second Lien Credit Agreement (as defined below) for shares of common stock and (iv) exclude the cash proceeds received in the private placement completed on October 7, 2011 from the requirement to use 25% of the net cash proceeds from the sale of equity for the repayment of loans outstanding under the First Lien Credit Agreement. Certain lenders under the First Lien Credit Agreement who consented to the amendment received a consent fee payable in an aggregate of 321,934 shares of common stock.
The senior secured term indebtedness is guaranteed by all of our existing and future domestic subsidiaries and is secured by all of our tangible and intangible assets. At our election, the term indebtedness bears interest at (i) the Prime Lending Rate plus 10.00% or (ii) for Eurocurrency borrowings, 11.00% plus the greater of London Interbank Offered Rate (“LIBOR”) or 3.00%. In accordance with an agreement between us and one of the senior secured note holders, the interest rate on senior secured term indebtedness with a principal amount of approximately $6.3 million will have an interest rate of no higher than 14.00% for the term of the debt. With respect to Eurocurrency borrowings, we may elect interest periods of one, two, three, or six months (or nine or twelve months if approved by each senior secured note holder), and interest is payable in arrears at the end of each interest period but, in any event, at least every three months. With respect to all interest periods ending on or prior to March 31, 2010, the interest accrued on the senior secured term indebtedness was paid in kind in arrears with such accrued interest being added to the outstanding principal balance of the term indebtedness. With respect to all interest periods ending after March 31, 2010, the accrued interest has been and will continue to be paid in cash in arrears. As of December 31, 2011 and 2010, senior secured term indebtedness with an aggregate principal amount, including the accrued interest which had been paid in kind, of approximately $92.0 million and $76.9 million, respectively, was outstanding. As of December 31, 2011, we had elected that all outstanding amounts consist of Prime Lending borrowings which resulted in the senior secured term indebtedness bearing an interest rate of 13.25%.
The First Lien Credit Agreement requires us to comply with negative covenants which include, among others, limitations on our ability to incur additional debt; create liens; pay dividends or make other distributions; make loans and investments; sell assets; redeem or repurchase capital stock or subordinated debt; engage in specified transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. We may incur indebtedness beyond the specific limits allowed under the First Lien Credit Agreement, provided we maintain a leverage ratio of 5.0 to 1.0. In addition, we may incur limited indebtedness secured by junior and subordinated liens to the liens created under the First Lien Credit Agreement. Noncompliance with any of the covenants without cure or waiver would constitute an event of default. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The First Lien Credit Agreement also contains other events of default (subject to specified grace periods), including defaults based on the termination of the Mercedes-Benz contract, events of bankruptcy or insolvency and nonpayment of principal, interest or fees when due. The First Lien Credit Agreement also requires us to use 25% of the net cash proceeds from certain equity issuances for the repayment of senior secured term indebtedness. Pursuant to the amendment dated October 7, 2011, an additional covenant was included in the First Lien Credit Agreement which requires us to maintain a minimum balance of cash, cash equivalents and short-term investments of $5.0 million, subject to certain cure measures. As of December 31, 2011, we were in compliance with all of the covenants included in the First Lien Credit Agreement.
As of each issuance date, we ascribed value to the senior secured term indebtedness and the related warrants based on their relative fair values. As such, an aggregate of $67.3 million was allocated to the senior secured term indebtedness and an aggregate of $12.1 million was allocated to the warrants. The resulting discount from the face value of the senior secured term indebtedness resulting from the ascribed value to the warrants is being amortized as additional interest expense over the term of the senior secured term indebtedness using the effective interest rate method. As of December 31, 2011, the fair value of the senior secured indebtedness approximated carrying value.
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
Based on an evaluation of the applicable accounting guidance, we determined that the warrants issued in connection with the issuance of the senior secured term indebtedness contained provisions which indicated that the warrants were not indexed to HUGHES Telematics stock and thus required us to account for the warrants as a derivative instrument which was marked to market with the change in fair value of the warrant being recognized as a gain or loss in our consolidated statements of operations. Specifically, the provision which indicated that the warrants were not indexed to HUGHES Telematics stock was an anti-dilution provision which allowed for a reduction in the exercise price of the warrant to the extent an affiliate of HUGHES Telematics who also held warrants received a more favorable anti-dilution adjustment than the adjustment otherwise provided for in the lender warrants. Accordingly, we reclassified the $26.7 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of a change in accounting principle as of January 1, 2009, the date the required guidance became effective for us. We recognized a charge of approximately $10.3 million in the three months ended March 31, 2009 related to the increase in fair market value of these instruments during such period. Such charge is included in change in fair value of derivative instruments on the accompanying consolidated statements of operations. As the warrants were automatically exercised in accordance with their terms upon consummation of the Merger, no further charges were required related to these warrants.
The exchange of existing senior secured term indebtedness for common stock in October 2011 was treated as an extinguishment of the indebtedness with the approximately $1.0 million excess of the fair value of stock issued in the exchange over the book value of the indebtedness, including unamortized debt issuance costs, being recognized as incremental interest expense during the year ended December 31, 2011 in the accompanying consolidated statements of operations.
Second Lien Term Indebtedness
On December 17, 2009, we entered into a credit agreement (the “Second Lien Credit Agreement”) with PLASE HT, LLC (“PLASE HT”), as administrative agent, collateral agent and original lender, pursuant to which we issued indebtedness due October 1, 2013 with an original principal amount of $15.0 million and warrants to purchase 3,000,000 shares of common stock at an exercise price of $6.00 per share (such exercise price was subsequently adjusted to $5.99 per share as a result of the private placement of our common stock completed in May 2010). PLASE HT is an affiliate of Apollo and of our controlling stockholder, Communications LLC. On February 7, 2011, we entered into an incremental loan commitment agreement with certain unaffiliated investors, pursuant to which we issued additional indebtedness under the Second Lien Credit Agreement with an original principal amount of $5.0 million and warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.99 per share. The loans under the Second Lien Credit Agreement had an interest rate of 9.00% per annum, payable-in-kind, and were guaranteed by all of our domestic subsidiaries. The loans were secured by a second priority lien on substantially all of our tangible and intangible assets, including the equity interests of our subsidiaries. The liens granted in connection with the Second Lien Credit Agreement were expressly subject and subordinated to the liens securing our obligations under the First Lien Credit Agreement.
At each issuance date, we ascribed value to the second lien term indebtedness and the related warrants based on their relative fair values. As such, for the loans issued on February 7, 2011 and December 17, 2009, we allocated approximately $3.6 million and $9.5 million, respectively, of the proceeds to the indebtedness and the remaining approximately $1.4 million and $5.5 million, respectively, to the warrants. The resulting discount from the face value of the indebtedness resulting from the ascribed value to the warrants was amortized as additional interest expense over the term of the indebtedness using the effective interest rate method.
On October 7, 2011, we exchanged substantially all of the approximately $23.0 million outstanding second lien term indebtedness for 4,784,019 shares of common stock, reflecting an exchange price of $4.80 per share, and repaid the nominal remaining balance in cash. Following such transactions, the Second Lien Credit Agreement was terminated and all liens in favor of the collateral agent thereunder were released in their entirety. The transaction was treated as an extinguishment of the second lien term indebtedness with the approximately $0.9 million excess of the fair value of stock issued in the exchange over the book value of the indebtedness, including unamortized debt issuance costs, being recognized as incremental interest expense during the year ended December 31, 2011 in the accompanying consolidated statements of operations.
Senior Unsecured Promissory Note
On December 18, 2009, we issued to Hughes Network Systems, LLC (“HNS”), an affiliate of Apollo until June 8, 2011 when Apollo sold its ownership interest in HNS' parent company, a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on an equipment financing arrangement owed to HNS. The promissory note accrued interest at a rate of 12.00% per annum, compounded annually, and was to become due and payable on December 31, 2010. Pursuant to the terms of the promissory note, we were required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and the Second Lien Credit Agreement and certain other limitations, to the extent we sold any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we were required to make payments on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs).

On November 5, 2010, we and HNS agreed to amend the promissory note to (i) extend the maturity date to December 31, 2011, (ii) revise the schedule of principal payments and (iii) provide that the approximately $1.0 million of accrued and unpaid interest be paid on December 31, 2010 with all future accrued interest on the promissory note paid quarterly in arrears. Pursuant to the terms of the amended promissory note, we made scheduled principal payments of $0.5 million on each of October 15, 2010, December 31, 2010 and April 15, 2011, approximately $0.8 million on July 15, 2011, $1.5 million on October 17, 2011 and the remaining approximately $2.8 million on January 3, 2012. In connection with the amendment to the promissory note, we issued 50,000 shares of common stock to HNS as an amendment fee. As of December 31, 2011 and 2010, the outstanding balance on the senior unsecured promissory note was approximately $2.8 million and $5.6 million, respectively. Following the payment on January 3, 2012, our obligations pursuant to the senior unsecured promissory note were satisfied.
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
As of December 31, 2011 and 2010, the outstanding balance on the senior subordinated unsecured promissory notes, including the accrued interest and interest that had been, or will be, paid in-kind, was approximately $26.5 million and $23.1 million, respectively. As of December 31, 2011, the fair value of the senior subordinated unsecured promissory notes approximated carrying value.

(10)	Capital Lease Obligations
We lease certain equipment and software under capital lease arrangements expiring at various times through 2014. The assets and liabilities under capital leases are recorded at the lower of the present values of the minimum lease payments or the fair values of the assets. The interest rates pertaining to these capital leases range from 8.7% to 15.3% (weighted average interest rate is 12.2%).
Minimum future lease payments under the capital leases are:

	December 31,
	2011	2010
	(in thousands)
Total future minimum lease payments	$418	$2,045
Less: Amounts attributable to interest	(16)	(121)
Net minimum lease payments	402	1,924
Current portion	(314)	(1,772)
Long-term portion	$88	$152

(11)	Stockholders’ Equity
Common Stock
On March 31, 2009, pursuant to the Merger Agreement, Old HTI and Polaris consummated the Merger. Upon closing of the Merger, the outstanding equity securities of Old HTI were exchanged for an aggregate of 77,102,149 shares of our common stock, comprised of 19,854,018 initial shares and 57,248,131 earn-out shares (see Note 2). The earn-out shares, which were issued into escrow, will be released to the Old HTI stockholders in three tranches upon the trading share price of our common stock reaching at least $20.00, $24.50 and $30.50 (as may be adjusted or amended in accordance with the escrow agreement) within certain measurement periods over the five-year period following the closing of the Merger. Pursuant to the Merger Agreement, the Polaris founders agreed to deposit an aggregate of 1,250,000 shares of our common stock into escrow at closing with such shares being released upon the achievement of the first share price target between the first and fifth anniversary of closing. Upon consummation of the Merger, the Polaris founders also transferred an aggregate of 168,000 shares of common stock to us with such shares canceled.
In order to consummate the Merger, we agreed to purchase an aggregate of 7,439,978 shares of our common stock from a limited number of institutional shareholders in separate and privately negotiated transactions which were executed prior to the conclusion of the special meeting in which Polaris' shareholders voted on the Merger. On April 2, 2009, we consummated these purchases using approximately $74.4 million of the approximately $97.2 million of cash received from Polaris in connection with the Merger.
On June 16, 2009, we initiated an offer to the holders of all of the 19,500,000 then outstanding publicly-traded warrants to purchase shares of common stock the opportunity, for a limited time, to exchange 20 warrants for one share of common stock. The offer expired on July 24, 2009, and pursuant to the offer, we accepted for exchange 1,094,620 warrants and issued 54,731 shares of common stock. All of the warrants acquired in the exchange were canceled.
On December 28, 2009, we completed a private placement of 2,516,667 shares of common stock at a purchase price of $3.00 per share. The aggregate purchase price for the common stock sold in the private placement was approximately $7.4 million in cash and the exchange of 1,662,200 of our publicly-traded warrants which were canceled upon the closing of the private placement. In connection with the private placement, we entered into an amendment to the First Lien Credit Agreement providing for the waiver of the requirement to use 25% of the net cash proceeds from the private placement for the repayment of senior secured term indebtedness and paid the senior secured lenders an amendment fee of approximately $0.1 million.
On May 13, 2010, we completed a private placement of 5,130,500 shares of common stock at a purchase price of $3.00 per share. The aggregate purchase price for the common stock sold in the private placement was approximately $15.4 million. In connection with the private placement, we entered into an amendment to the First Lien Credit Agreement providing for the waiver of the requirement to use 25% of the net cash proceeds from the private placement for the repayment of senior secured term indebtedness and paid the senior secured lenders an amendment fee of approximately $0.1 million. In addition, as a result of the private placement, the exercise price of the warrant issued in connection with the second lien term indebtedness was adjusted from $6.00 per share to $5.99 per share.
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
On October 7, 2011, we completed a series of financing transactions, which included, among other things, (i) the private placement of 4,875,855 shares of common stock at a purchase price of $4.10 per share for aggregate gross proceeds of approximately $20.0 million, (ii) the exchange of approximately $5.9 million of senior secured term indebtedness for 1,448,350 shares of common stock, reflecting an exchange price of $4.10 per share and (iii) the exchange of substantially all of the approximately $23.0 million of second lien term indebtedness for 4,784,019 shares of common stock, reflecting an exchange price of $4.80 per share. Additionally, we entered into an amendment to the First Lien Credit Agreement providing for the waiver of the requirement to use 25% of the net cash proceeds from the private placement for the repayment of senior secured term indebtedness. In connection with the transactions, we issued an aggregate of 321,934 shares of common stock to certain lenders under the First Lien Credit Agreement who consented to an amendment to the First Lien Credit Agreement (See Note 9).
On November 9, 2011, we entered into a consulting agreement with an affiliate of Apollo pursuant to which Apollo will advise us on matters related to our business and other affairs until the earlier of November 9, 2014 or such time as Apollo owns less than 5% of our outstanding common stock. As consideration for the consulting services, we agreed to issue Apollo a fee of 325,000 shares of common stock. During the year ended December 31, 2011, we recorded approximately $1.7 million of expense related to the consulting agreement which is reflected in general and administrative expense on the accompanying consolidated statements of operations.
As of December 31, 2011, there were 105,895,928 shares of common stock outstanding, including 58,498,131 earn-out shares that are held in escrow and will be released upon the achievement of certain trading share price targets by March 31, 2014. In addition, there were outstanding warrants to purchase 16,743,180 shares of common stock at a price of $7.00 per share and warrants outstanding to purchase 4,000,000 shares of common stock at a price of $5.99 per share. On January 10, 2012, all of the 16,743,180 warrants expired in accordance with their terms and following such date were no longer outstanding.
Series A Redeemable Preferred Stock
In July 2006, we issued and sold to Communications LLC, for an aggregate purchase price of $40.0 million, 4,000 shares of Series A Redeemable Preferred Stock (the "Series A Preferred Stock") and a warrant to purchase the equivalent of 12,191,598 shares of common stock, comprised of 2,803,223 initial shares and 9,388,375 earn-out shares, at an equivalent exercise price of $0.82 per share. In June 2007, we issued and sold to Communications LLC, for an aggregate purchase price of $15.0 million, an additional 1,500 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 9,143,698 shares of common stock, comprised of 2,102,417 initial shares and 7,041,281 earn-out shares, at an equivalent exercise price of $1.64 per share. In November 2007, we issued and sold to Communications LLC, for an aggregate purchase price of $20.0 million, an additional 2,000 shares of Series A Preferred Stock and a warrant to purchase the equivalent of 12,191,598 shares of common stock, comprised of 2,803,223 initial shares and 9,388,375 earn-out shares, at an equivalent exercise price of $2.46 per share. The Series A Preferred Stock was non-voting, had a liquidation preference of $10,000 per share and was senior in priority to our common stock. On October 1, 2013, we were to be required to redeem the Series A Preferred Stock at a redemption price equal to $10,000 per share.
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
Based on an evaluation of the accounting guidance, we determined that the warrants issued in connection with the issuance of the Series A Preferred Stock contained provisions which indicated that the warrants were not indexed to HUGHES Telematics stock and thus required us to account for the warrants as a derivative instrument which are marked to market with the change in fair value of the warrants being recognized as a gain or loss in our consolidated statements of operations. Specifically, the provisions which indicated that the warrants were not indexed to HUGHES Telematics stock were (i) an anti-dilution provision which allowed for a reduction in the exercise price of the warrant if we either issued equity shares for a price that was lower than the exercise price of the warrant or issued new warrants or convertible instruments that had a lower exercise price and (ii) a provision which allowed for an adjustment to the anti-dilution provisions to the extent we issued new warrants or convertible instruments that contained more favorable anti-dilution provisions. Accordingly, upon the adoption of the newly effective guidance, we reclassified the $107.2 million fair value of the warrants from equity to a liability and recorded such amount as a cumulative effect of change in accounting principle as of January 1, 2009. We recognized a charge of approximately $45.0 million in the year ended December 31, 2009 related to the increase in fair market value of these instruments during such period. Such charge is included in change in fair value of derivative instruments on the accompanying consolidated statements of operations. As the warrants were exercised in connection with the Merger, no further charges were required related to these warrants.
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
Series B Convertible Preferred Stock
On March 12, 2009, we issued and sold 5,000,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") for an aggregate purchase price of $50.0 million. AIF V PLASE purchased 1,200,000 of such shares of Series B Preferred Stock for $12.0 million of cash, and Hughes Communications, Inc. ("HCI"), parent of HNS and controlled at such time by investment funds that are affiliates of Apollo, purchased 1,300,000 of such shares of Series B Preferred Stock through the conversion of $13.0 million of trade accounts payable transferred from HNS. The remaining 2,500,000 shares of Series B Preferred Stock were purchased by unrelated institutional investors for $25.0 million of cash. For consulting and financial advisory services provided in connection with the sale of the Series B Preferred Stock, we paid Trivergance, LLC (“Trivergance”), an affiliate of a member of our board of directors, approximately $1.3 million of cash and issued Trivergance a warrant to purchase the equivalent of 314,117 shares of common stock, comprised of 72,224 initial shares and 241,893 earn-out shares, at an equivalent exercise price of approximately $0.167 per share. The warrant was exercised in connection with the Merger.
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
We evaluated the Series B Preferred Stock to determine whether any of the features included in the Series B Preferred Stock should be treated as an embedded derivative which would be accounted for as a separate instrument under the guidance over accounting for derivative instruments and hedging activities. We determined that the automatic exchange feature of the Series B Preferred Stock pursuant to which the Series B Preferred Stock would be directly exchanged for shares of Polaris common stock in connection with the Merger should be considered a separate derivative instrument as, pursuant to new guidance over determining whether an instrument or embedded features are indexed to an entity's own stock, the exchange provision was not considered indexed to HUGHES Telematics stock but rather indexed to Polaris stock. Accordingly, at the time of issuance, we estimated the fair value of the exchange feature by using available market information and commonly accepted valuation methodologies and ascribed approximately $7.1 million of the proceeds from the issuance of the Series B Preferred Stock to the exchange feature and recorded a liability in such amount. During the three months ended March 31, 2009, we recognized a charge of approximately $7.0 million related to the increase in fair market value of the exchange feature during the period. Such charge is included in change in fair value of derivative instruments on the accompanying consolidated statements of operations. As the Series B Preferred Stock was extinguished in connection with the Merger, no further charges were required related to this derivative instrument.
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

(12)	Stock-Based Compensation
Our 2006 Stock Incentive Plan (the “2006 Plan”) provides for share-based compensation awards, including incentive stock options, non-qualified stock options and share awards, to our officers, employees, non-employee directors and non-employee consultants. There are 3,047,900 shares of common stock authorized for issuance under the 2006 Plan. The 2006 Plan is administered by the compensation committee of our board of directors which determines eligibility, amount, and other terms and conditions of awards. Unless otherwise provided in an agreement covering an award under the 2006 Plan, in the event an option holder's service to us is terminated for either (i) other than good reason, as defined in the Plan, before the fifth anniversary of the holder's service to us or (ii) cause, we may repurchase any stock obtained through the exercise of a stock option within 180 days of such holder's termination date at a price equal to the lesser of the fair market value of the stock on the date of termination or the exercise price of the stock option. In the event an option holder's service to us is terminated for any of (i) good reason, as defined in the 2006 Plan, (ii) other than cause or (iii) following the fifth anniversary of such holder's service to us, we may repurchase any stock obtained through the exercise of a stock option within 180 days of such holder's termination date at a price equal to the fair market value of the stock on the date of termination. During the year ended December 31, 2011, we granted options to purchase an aggregate of 653,500 shares of common stock under the 2006 Plan. As of December 31, 2011, options to purchase 2,662,129 shares of common stock were outstanding under the 2006 Plan, and there were 310,728 shares of common stock available for future grants.
Our 2009 Equity and Incentive Plan (the “2009 Plan”) provides for the grant of share-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other share-based awards, as well as cash bonuses and long-term cash awards to our directors, officers, employees, advisors and consultants who are selected for participation in the 2009 Plan. There are 2,500,000 shares of common stock authorized for issuance under the 2009 Plan. The 2009 Plan is administered by the compensation committee of our board of directors which determines eligibility, amount, and other terms and conditions of awards. During the year ended December 31, 2011, we granted 30,000 shares of restricted common stock under the 2009 Plan. As of December 31, 2011, options to purchase 1,484,486 shares of common stock and 571,672 shares of restricted common stock were outstanding under the 2009 Plan, and there were 40,725 shares of common stock available for future grants under the 2009 Plan.
In accordance with the applicable accounting guidance governing share-based payments, we record compensation expense for all share-based awards issued. For the years ended December 31, 2011, 2010 and 2009, we recorded approximately $3.7 million, $2.9 million and $1.0 million of compensation expense, respectively, related to share-based grants. Such compensation expense is included in research and development, sales and marketing and general and administrative expense in the accompanying consolidated statements of operations.
Stock Options
The fair value of each stock option award is estimated using the Black-Scholes option pricing model. For the years ended December 31, 2011, 2010 and 2009, the weighted average grant-date fair value of options awarded was $2.07, $2.00 and $3.44 per share, respectively, and was based on the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Risk-free rate	1.6% - 2.6%	2.9% - 3.7%	3.4% - 3.8%
Expected term (years)	7.0	10.0	10.0
Expected volatility	50.4%	60.0%	60.0%
Dividend yield	0.0%	0.0%	0.0%
The risk-free interest rate assumption is based upon the grant date closing rate for United States treasury notes that have a life which approximates the expected term of the options. The expected term (i) for the year ended December 31, 2011 is based on the simplified method of calculating expected term as provided in the applicable accounting guidance and is the mid-point between the vesting date and the maximum contractual expiration date and (ii) for the years ended December 31, 2010 and 2009 is based on the contractual term of each employee stock option grant as we did not have sufficient operating history to estimate a term shorter than the contractual term. The expected volatility is based on the average historical volatility of comparable guideline companies. The dividend yield assumption is based on our expectation that we will not pay dividends for the foreseeable future. Forfeitures are estimated based on our actual terminations.
The following table reflects stock option activity for the year ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2010	3,800,957	$3.33
Granted	653,500	4.10
Forfeited	(293,757)	2.34
Exercised	(14,085)	1.65
Outstanding at December 31, 2011	4,146,615	3.52	$5,699
Exercisable at December 31, 2011	882,654	3.92	$946
The following table provides information about stock options that were outstanding and exercisable as of December 31, 2011:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)
$1.65 - $2.05	480,399	$1.71	5.9	90,377	$1.69	5.8
$2.47	1,453,230	$2.47	6.0	251,967	$2.47	6
$3.15 - $5.00	950,500	$3.83	9.0	60,000	$3.23	8.0
$5.19	1,262,486	$5.19	7.4	480,310	$5.19	7.4
The aggregate intrinsic value of stock options exercised during the year ended December 31, 2011 was less than $0.1 million. No stock options were exercised during the years ended December 31, 2010 or 2009. For stock option awards outstanding as of December 31, 2011, we expect to recognize approximately $3.3 million of additional compensation expense over the remaining average service period of approximately 1.0 year.
Restricted Stock
The following table reflects restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	839,280	$4.05
Granted	30,000	$3.30
Vested	(290,317)	$3.61
Forfeited	(7,291)	$3.40
Outstanding at December 31, 2011	571,672	$4.25
The aggregate fair value of restricted stock which vested during the years ended December 31, 2011 and 2010 was approximately $1.0 million and $0.3 million, respectively. No restricted stock vested during the year ended December 31, 2009. For restricted stock awards outstanding as of December 31, 2011, we expect to record approximately $0.5 million of additional compensation expense over the remaining average service period of approximately 0.4 years.

(13)	Related Party Transactions
Apollo Global Management, LLC
Communications LLC, AIF V PLASE and PLASE HT are each affiliated with Apollo. As of December 31, 2011, Apollo, through these entities, owned approximately 59% of our outstanding common stock. In December 2009, AIF V PLASE transferred its ownership in all of its equity and debt interests of us, including its holding of senior secured term indebtedness, the senior subordinated unsecured promissory note and common stock, to PLASE HT.
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
On December 12, 2008, we issued AIF V PLASE, for aggregate consideration of $5.0 million, additional senior secured term indebtedness with a principal amount of $5.0 million and warrants to purchase the equivalent of 402,993 shares of common stock, comprised of 92,660 initial shares and 310,333 earn-out shares, at an equivalent exercise price of less than $0.01 per share (see Note 9). In connection with the issuance of the note, we recorded a deemed capital contribution of approximately $1.0 million related to the difference between (i) the fair value of the note using an estimated interest rate we would have paid an unrelated third party on a similar note and (ii) the fair value of the note using the stated interest rate. On October 7, 2011, in connection with a series of financing transactions, PLASE HT exchanged its approximately $5.9 million of senior secured term indebtedness for 1,448,350 shares of common stock, reflecting an exchange price of $4.10 per share.
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
On December 17, 2009, we entered into the Second Lien Credit Agreement with PLASE HT as administrative agent, collateral agent and original lender, pursuant to which we issued indebtedness due October 1, 2013 with an original principal amount of $15.0 million (see Note 9). In connection with the issuance of the Second Lien Credit Agreement, we issued PLASE HT a warrant to purchase 3,000,000 shares of common stock at an exercise price of $6.00 per share. As a result of the private placement completed on May 13, 2010, the exercise price of the warrant was adjusted to $5.99 per share. On October 7, 2011, in connection with a series of financing transactions, PLASE HT exchanged its approximately $17.7 million of second lien term indebtedness for 3,678,063 shares of common stock, reflecting an exchange price of $4.80 per share.
On November 9, 2011, we entered into a consulting agreement with an affiliate of Apollo pursuant to which Apollo will advise us on matters related to our business and other affairs until the earlier of November 9, 2014 or such time as Apollo and its affiliates owns less than 5% of our outstanding common stock. As consideration for the consulting services, we agreed to issue the affiliate of Apollo a fee of 325,000 shares of common stock.
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
On December 18, 2009, we issued to HNS a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on the equipment financing arrangement owed to HNS. The promissory note accrued interest at a rate of 12.00% per annum, compounded annually, and was to become due and payable on December 31, 2010. Pursuant to the terms of the promissory note, we were required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and the Second Lien Credit Agreement and certain other limitations, to the extent we sold any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we were required to make payments on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs).
On November 5, 2010, we and HNS agreed to amend the promissory note to (i) extend the maturity date to December 31, 2011, (ii) revise the schedule of principal payments and (iii) provide that the approximately $1.0 million of accrued and unpaid interest shall be paid on December 31, 2010 with all future accrued interest on the promissory note paid quarterly in arrears. Pursuant to the terms of the amended promissory note, we made scheduled principal payments of $0.5 million on each of October 15, 2010, December 31, 2010 and April 15, 2011, approximately $0.8 million on July 15, 2011, $1.5 million on October 17, 2011 and the remaining approximately $2.8 million on January 3, 2012. In connection with the amendment to the promissory note, we issued 50,000 shares of common stock to HNS as an amendment fee. As of December 31, 2011 and 2010, the outstanding balance on the senior unsecured promissory note was approximately $2.8 million and $5.6 million, respectively.

During the years ended December 31, 2010 and 2009, HNS provided approximately $0.5 million and $23.4 million, respectively, of engineering development services to us. During the year ended December 31, 2011, HNS did not provide any services to us. As of December 31, 2011 and 2010, we had no outstanding balance payable to HNS other than pursuant to the senior unsecured promissory note.
Three members of our board of directors, including our chief executive officer and two members affiliated with Apollo, were members of the board of managers of HNS and the board of directors of HCI until June 8, 2011.
Trivergance Business Resources, LLC
In September 2008, we entered into a services agreement with Trivergance Business Resources, LLC (“TBR”), an affiliate of a member of our board of directors, pursuant to which TBR provided a marketing assessment and other research to aid in creating a marketing and retention platform for us. We paid TBR a fee of approximately $0.2 million, reasonable and customary travel expenses and certain other expenses incurred in connection with the engagement. Additionally, in November 2008, we entered into a letter agreement with TBR pursuant to which we engaged TBR to provide certain marketing services in exchange for an approximately $0.1 million monthly draw against a per-subscriber fee payable on certain subscribers acquired beginning in November 2008 and continuing through December 2010. In January 2010, the parties entered into an amended agreement to remove the per-subscriber fee and continue under a fixed fee retainer of approximately $0.1 million per month. In March 2011, the parties amended the agreement to provide for a transition of the marketing services from TBR to our internal sales and marketing team. In connection with the amendment, the parties agreed to (i) increase the monthly fee to approximately $0.2 million per month for the transition period from March 2011 to November 2011 and (ii) provide for post-transition services for a monthly fee of less than $0.1 million for the period from December 2011 to June 2012 with either party having the option to cancel such services with 30 days notice. We provided such cancellation notice in February 2012. For the years ended December 31, 2011, 2010 and 2009, TBR provided approximately $2.0 million, $1.5 million and $1.5 million, respectively, of marketing services to us.
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
Leases
We have non-cancelable operating leases. Future minimum lease payments, by year and in the aggregate, under operating leases consisted of the following as of December 31, 2011 (in thousands):

Year ending December 31,
2012	$1,375
2013	1,616
2014	1,668
2015	1,178
2016	83
Thereafter	—
Total minimum lease payments	$5,920
Warranty Liability
We warrant our hardware to be free of defects in materials and workmanship and to substantially conform to the specifications of such hardware. We estimate our future warranty liability obligations by considering historical product return experience and related costs.
Changes in accrued warranty liability costs were as follows:

	Year Ended December 31,
	2011	2010
	(in thousands)
Balance at beginning of period	$160	$123
Warranty cost accrual	169	430
Warranty costs incurred	(237)	(393)
Balance at end of period	$92	$160

Contractual Payment Obligations
In December 2010, we entered into an amended agreement with a supplier pursuant to which we committed to purchase services in an aggregate amount of no less than $5.5 million in the year ending December 31, 2012 and $9.0 million in each of the years ending December 31, 2013, 2014 and 2015. If it becomes probable that the anticipated services to be purchased under this agreement will be below the contractual minimums, we will record a liability for such anticipated shortfall.
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
The following table presents certain financial information on our reportable segments:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Revenues:
HUGHES Telematics	$31,032	$4,756	$1
Networkfleet	40,234	35,583	33,042
Lifecomm	—	—	—
Total	$71,266	$40,339	$33,043
(Loss) Income from operations:
HUGHES Telematics	$(55,683)	$(65,458)	$(88,074)
Networkfleet	4,691	1,214	484
Lifecomm	(9,085)	(3,631)	—
Total	$(60,077)	$(67,875)	$(87,590)

	December 31,
	2011	2010
	(in thousands)
Total assets:
HUGHES Telematics	$94,475	$77,711
Networkfleet	18,395	18,235
Lifecomm	10,217	12,871
Total	$123,087	$108,817
Substantially all of our assets are located within the United States. As of each of December 31, 2011 and 2010, we included the approximately $5.2 million of goodwill in the total assets of the Networkfleet segment.

(16)	Summary of Quarterly Financial Information (Unaudited)
The following table contains selected unaudited statement of operations information for each quarter of 2011 and 2010. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2011				2010
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Revenue	$15,963	$17,075	$18,597	$19,631	$8,167	$9,427	$10,774	$11,971
Loss from operations	(17,015)	(14,436)	(12,409)	(16,217)	(17,466)	(16,772)	(16,791)	(16,846)
Net loss	(22,719)	(20,418)	(18,423)	(23,790)	(22,714)	(22,263)	(22,356)	(22,228)
Net loss attributable to common stockholders	(21,826)	(19,342)	(17,379)	(22,657)	(22,714)	(22,128)	(21,859)	(21,205)
Basic and diluted loss per share	(0.64)	(0.55)	(0.50)	(0.49)	$(0.85)	$(0.74)	$(0.66)	$(0.64)

(17)	Subsequent Events
On January 3, 2012, we repaid the remaining $2.8 million principal balance on the senior unsecured promissory note payable to HNS. Following such payment, our obligations pursuant to the senior unsecured promissory note were satisfied.
Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Senior Vice President Finance and Treasurer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Senior Vice President Finance and Treasurer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, reported, accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President Finance and Treasurer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Senior Vice President Finance and Treasurer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report that appears in “Item 8. Financial Statements” in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers

Name	Age	Position
Jeffrey A. Leddy	56	Chief Executive Officer and Director
Erik J. Goldman	51	President
Craig J. Kaufmann	36	Senior Vice President Finance and Treasurer
Robert C. Lewis	46	General Counsel and Secretary
Keith J. Schneider	54	President and Chief Executive Officer, Networkfleet, Inc. and President, Lifecomm, LLC
Andrew D. Africk	45	Director
Marc V. Byron	48	Director
Andrew P. Hines	72	Director
Warren N. Lieberfarb	68	Director
Steven Martinez	42	Director
Matthew H. Nord	32	Director
Aaron J. Stone	38	Director
Mark VanStekelenburg	61	Director
Jeffrey A. Leddy. Mr. Leddy has been our Chief Executive Officer and served as a member of our board of directors since the Merger in March 2009. Mr. Leddy served as the Chief Executive Officer of Old HTI from December 2006 and as a member of Old HTI's board of directors since March 2006. From April 2003 through December 2006, Mr. Leddy served as Chief Executive Officer and President of SkyTerra Communications, Inc. (“SkyTerra”). Prior to serving as Chief Executive Officer and President, Mr. Leddy served as the President and Chief Operating Officer of SkyTerra from October 2002 and its Senior Vice President of Operations from June 2002. From September 1980 to December 2001, Mr. Leddy worked for EMS Technologies serving most recently as Vice President. From 2005 to 2011, Mr. Leddy served on the board of directors of Hughes Communications, Inc. and Hughes Systique Corporation and on the board of managers of Hughes Network Systems, LLC. From 2006 to 2008, Mr. Leddy served on the board of directors of SkyTerra. Mr. Leddy's experience with satellite communications and telematics businesses and his executive experience, including as our Chief Executive Officer, was instrumental in his selection as a member of our board of directors. Mr. Leddy was designated by Apollo as a director pursuant to the Shareholders' Agreement, dated as of March 31, 2009, among us and each of the persons listed on the schedules thereto (the “Shareholders' Agreement”).
Erik J. Goldman. Mr. Goldman has been our President since the Merger in March 2009 and served as the President of Old HTI from July 2006. From March 2003 through June 2006, Mr. Goldman served as a Vice President of SkyTerra, where his responsibilities included acquisition, development and corporate oversight of the organization's portfolio companies in the wireless and satellite services industries. Prior to joining SkyTerra, Mr. Goldman consulted to a European Satellite Radio venture. From 1995 to December 2001, Mr. Goldman worked for Leo One Worldwide, most recently as Vice President of Technology and Business Development, where he led an extensive telematics effort. Previously, Mr. Goldman served as Director of Business Development for dbX Corporation, a telecom-focused investment and management group with active interests in cellular, paging and satellite businesses. Prior to joining dbX in 1991, Mr. Goldman served as a Member of Technical Staff of Mitre Corporation and as a Senior Communications Design Engineer of Raytheon Corporation.
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

Keith J. Schneider. Mr. Schneider has been employed as President of our Networkfleet subsidiary since April 2007. In January 2010, Mr. Schneider was also named Chief Executive Officer of Networkfleet. Prior to joining Networkfleet, Mr. Schneider served as Vice President of indirect distribution for Sprint Nextel Communications (“Nextel”) until May 2006, where he was responsible for the strategic direction and implementation of key programs and policies supporting Nextel's local and national third party indirect channels. Before assuming that position, he served as the area president of New England operations for Nextel, a $200 million business where he had full profit and loss responsibility. Mr. Schneider began his Nextel career in 1993 as a general manager in Southern California, launching and building one of Nextel's first and largest markets.
Andrew D. Africk. Mr. Africk has served as a member of our board of directors since March 2009 and was a member of Old HTI's board of directors from January 2006 until the Merger. Mr. Africk is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1992. Mr. Africk has significant experience making and managing private equity investments on behalf of Apollo and has over 18 years of experience financing, analyzing and investing in public and private companies, which in addition to his experience with communications businesses, including serving as a director of Old HTI from its inception through the Merger, was instrumental in his selection as a member of our board of directors. From 1999 to 2008, Mr. Africk served on the board of directors of SkyTerra. From 2005 to 2008, Mr. Africk served as the vice chairman of the board of directors of Intelsat Holdings, Ltd. From 2003 to 2006, Mr. Africk served on the board of directors of Superior Essex Inc. From 2001 to 2008, Mr. Africk served on the board of directors of Mobile Satellite Ventures, LP. From 2005 to 2011, Mr. Africk served on the board of directors of Hughes Communications, Inc. and the board of managers of Hughes Network Systems, LLC. Mr. Africk serves on our compensation committee. Mr. Africk was designated by Apollo as a director pursuant to the Shareholders' Agreement.
Marc V. Byron. Mr. Byron has served as a member of the board of directors since our inception in June 2007 and served as our chief executive officer from our inception in June 2007 through the Merger in March 2009. Mr. Byron co-founded Trivergance, a middle market merchant banking and investment firm, in June 2006 and has served as a Managing Member since its formation. Trivergance acted as a strategic and financial advisor in the $750 million transaction in which Sunterra Corporation went private. Mr. Byron has significant experience in the field of customer acquisition and marketing and as a chief executive officer. Mr. Byron's experience with customer acquisition and retention, a critical part of our business, was instrumental in his selection as a member of our board of directors. Since May 2003, Mr. Byron has served as chairman of MG, LLC, d/b/a Tranzact, a marketing services firm that helps companies acquire customers and manage complex transactions by combining expertise in developing customer acquisition strategies with experience in applying technology. He has also served as an advisor to Apollo on large marketing and media related transactions. In 1997, Mr. Byron founded Paradigm Direct and served as its chief executive officer until its sale to Mosaic Group, Inc., a Canadian marketing services firm. After the sale, Paradigm Direct changed its name to Mosaic Performance Solutions North America and Mr. Byron served as its chief executive officer until December 2001. Mr. Byron was designated by the initial stockholders of Polaris as a director pursuant to the Shareholders' Agreement.
Andrew P. Hines. Mr. Hines has served as a member of our board of directors since March 2009. Mr. Hines has been Executive Vice President/Chief Financial Officer of RHI Entertainment since June 2011. The company develops, produces and distributes original made-for-television movies and mini-series. Prior to that time, Mr. Hines was a principal of Hines and Associates, a financial management consulting firm since July 2010. From September 2009 to June 2010, Mr. Hines served as Executive Vice President/Chief Financial Officer of World Color Press Inc. (formerly Quebecor World), a company which provided high-value and comprehensive print, digital, and related services to businesses worldwide. From October 2006 to August 2009, Mr. Hines was a principal of Hines and Associates, and from October 2005 to September 2006, he served as Vice President and Chief Financial Officer of GenTek, Inc., a manufacturer of industrial components and performance chemicals. Mr. Hines currently serves on the board of directors of Tronox, Inc. and C&D Technologies, Inc. where he serves as the chairman of each company's audit committee. From November 2003 through 2007, Mr. Hines served as a director of Superior Essex, Inc., where he served as the chairman of their audit committee. Mr. Hines has extensive experience as a senior financial executive and financial management consultant, which was instrumental in his selection as a member of our board of directors. Mr. Hines is the chairman of our audit committee.
Warren N. Lieberfarb. Mr. Lieberfarb has served as a member of our board of directors since March 2009. Mr. Lieberfarb is the Chairman and Chief Executive Officer of Warren N. Lieberfarb & Associates LLC, a boutique consulting and investment firm focused on digital media technology and distribution, and the founder and managing partner of Gristmill Ventures Inc., a technology company engaged in the development of digital content security systems in collaboration with IBM, and with investor participation from Warner Bros. Home Entertainment Inc., a Time Warner Company. Gristmill created and developed a digital media content protection technology which was recently sold to a consortium of media and technology companies in a confidential transaction. From 1984 until December 2002, Mr. Lieberfarb was President of Warner Home Video, a subsidiary of Warner Bros. Entertainment and a global leader in the creation, distribution, and marketing of theatrical motion pictures and television programming on video/DVD. He previously served on the University of Pennsylvania's Board of Trustees and the Undergraduate Advisory Board and the Library of Overseers of the Wharton School. From 2003 through

2008, Mr. Lieberfarb served as a director of Sirius Satellite Radio, Inc. Mr. Lieberfarb has extensive experience in the media and content delivery fields and has prior experience with telematics through his involvement with Sirius Satellite Radio, Inc., which was instrumental in his selection as a member of our board of directors. Mr. Lieberfarb serves on our audit and compensation committees. Mr. Lieberfarb was designated by Apollo as a director pursuant to the Shareholders' Agreement.
Steven Martinez. Mr. Martinez has served as a member of our board of directors since March 2009. Mr. Martinez is a partner at Apollo. Prior to joining Apollo in 2000, he worked for Goldman Sachs & Company and Bain and Company. Mr. Martinez also serves on the board of directors of Goodman Global Holdings, Inc., Rexnord Global Holdings and Jacuzzi Brands, Inc., Prestige Cruise Holdings and NCL Corp Ltd. Mr. Martinez served on the board of Allied Waste Holdings from March 2006 through July 2007 and also on the board of Hayes Lemmerz International, Inc. Mr. Martinez has significant experience making and managing private equity investments on behalf of Apollo and has over 15 years of experience financing, analyzing and investing in public and private companies, which was instrumental in his selection as a member of our board of directors. Mr. Martinez was designated by Apollo as a director pursuant to the Shareholders' Agreement.
Matthew H. Nord. Mr. Nord has served as a member of our board of directors since March 2009 and was a member of Old HTI's board of directors from December 2006 until the Merger. Mr. Nord is a partner of Apollo and has been associated with Apollo since 2003. From 2001 to 2003, Mr. Nord was a member of the Investment Banking division of Salomon Smith Barney, Inc. Mr. Nord serves on the board of directors of Affinion Group, Evertec, Noranda Aluminum, SOURCECORP and the holding company for Alcan Engineered Products. Mr. Nord graduated summa cum laude with a BS in Economics from the Wharton School of the University of Pennsylvania. Mr. Nord has significant experience making and managing private equity investments on behalf of Apollo and has over nine years of experience, financing, analyzing and investing in public and private companies, which in addition to his experience with communications businesses, including serving as a director of Old HTI from its inception through the Merger, was instrumental in his selection as a member of our board of directors. Mr. Nord serves on our compensation committee. Mr. Nord was designated by Apollo as a director pursuant to the Shareholders' Agreement.
Aaron J. Stone. Mr. Stone has served as a member of our board of directors since March 2009. Mr. Stone is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1997. Mr. Stone has significant experience making and managing private equity investments on behalf of Apollo and has over 14 years of experience financing, analyzing and investing in public and private companies, which in addition to his experience with communications businesses, was instrumental in his selection as a member of our board of directors. Mr. Stone also serves on the board of directors of AMC Entertainment Inc., Parallel Petroleum, and Connections Academy, LLC. From 2005 to 2011, Mr. Stone served on the board of directors of Hughes Communications, Inc. and the board of managers of Hughes Network Systems, LLC. From 2005 to 2008, Mr. Stone served on the board of directors of SkyTerra, Intelsat Holdings, Ltd. and Mobile Satellite Ventures, LP. From 2004 to 2007, Mr. Stone served on the board of directors of Educate, Inc. Mr. Stone was designated by Apollo as a director pursuant to the Shareholders' Agreement.
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
Meetings and Committees of the Board of Directors
During each of the fiscal years ended December 31, 2011 and 2010, our board of directors held eight and six meetings, respectively. We do not have any formal policy regarding director attendance at annual stockholder meetings. We will attempt to schedule our annual meetings so that all our directors can attend. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.
Committees
Audit Committee
The audit committee of the board of directors consists of Messrs. Hines, Lieberfarb and VanStekelenburg. Mr. Hines serves as the chairman of our audit committee. The directors appointed to our audit committee are independent members of our board of directors as defined by the rules of the SEC. The audit committee's duties, which are specified in our audit committee charter, include, but are not limited to:

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

The audit committee will at all times be composed exclusively of “independent directors” who are able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement. The board of directors has determined that Mr. Hines qualifies as an “audit committee financial expert,” as defined under applicable SEC rules and regulations. During each of the fiscal years ended December 31, 2011 and 2010, our audit committee held four meetings.
Compensation Committee
The compensation committee of the board of directors consists of Messrs. Africk, Lieberfarb and Nord. Mr. Africk serves as the chairman of the committee. The compensation committee's duties, which are specified in our compensation committee charter, include, but are not limited to:

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

•
producing a committee report on executive compensation in accordance with the rules and regulations of the SEC to be included in our annual proxy statement or annual report on Form 10-K filed with the SEC; and

•
reviewing the description of the compensation committee's processes and procedures for the consideration and determination of executive and director compensation to be included in our annual proxy statement.

All of the members of the compensation committee are non-employee directors as defined under the rules of the SEC. During the fiscal years ended December 31, 2011 and 2010, our compensation committee held three meetings and one meeting, respectively.
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

Item 11. Executive Compensation
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
What the Compensation Program is Designed to Reward
The compensation program is designed to reward each executive officer's contribution to our success. In measuring the executive officers' contribution, the compensation committee is expected to consider numerous subjective factors, rather than more traditional metrics, in light of the fluid and growing nature of our business.
Our senior management provides to our compensation committee recommendations regarding most compensation matters. We do not currently engage any consultant related to executive and/or director compensation matters.
Stock price performance is expected to be a factor in determining annual compensation; however, to the extent the price of our common stock is subject to significant fluctuations due to a variety of factors outside of management's control, the weight placed on stock performance may be lessened. It is not currently expected that there will be an exact formula for allocating between cash and non-cash compensation, although, to date, we have provided relatively little non-cash compensation, other than through stock option and restricted stock grants. Cash compensation is generally paid as earned.
Elements of the Compensation Plan and How They Relate to the Objectives
Annual executive officer compensation currently consists of a base salary component and a discretionary annual bonus component. In the future, the compensation committee is expected to set total executive cash compensation sufficiently high to attract and retain a strong, motivated leadership team and recognize executive officers' roles in accomplishing extraordinary transactions.
Our directors, officers, employees and consultants may be awarded share-based compensation under either the HUGHES Telematics 2006 Stock Incentive Plan (the “2006 Plan”) or the HUGHES Telematics, Inc. 2009 Equity and Incentive Plan (the “2009 Plan”). As set forth in the table below, with the heading “Outstanding Equity Awards at Fiscal Year-End 2011,” each of our named executive officers has received stock option grants and restricted stock grants under these plans. The purpose of the plans is to promote the interests of our company, subsidiaries and stockholders by providing our directors, officers, employees and consultants with appropriate incentives and rewards to encourage them to enter into and continue in our employ or service, to acquire a proprietary interest in our long-term success and to reward the performance of individuals in fulfilling their personal responsibilities for long-range achievements.
Risks Arising from Compensation Policies and Practices
We believe that the design and governance of our executive compensation program is consistent with appropriate standards of risk management. Rather than determining incentive compensation awards based on a single metric, the compensation committee considers a balanced set of performance measures that collectively best indicate successful management of our assets and strategy. On an annual basis, the compensation committee evaluates the compensation provided to our employees, including the mix of compensation elements, so that our compensation programs reward the achievement of long-term strategic objectives as much as shorter-term business objectives. The compensation committee applies its informed judgment to compensation decisions, taking into account factors such as conservation of our capital resources and leveraging of equity and successful implementation of strategic initiatives. The use of equity awards, generally vesting over one to four years for restricted stock and stock options, aligns our executive officers' interests with the long-term interests of our stockholders. Together, the features of our executive compensation program are intended to ensure that our compensation opportunities do not encourage excessive risk taking and focus our executives on managing our company toward long-term sustainable value for our stockholders.
HUGHES Telematics, Inc. 2009 Equity and Incentive Plan
The 2009 Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity based awards, as well as cash bonuses and long-term cash awards to our officers and other employees, advisors and consultants who are selected by the compensation committee for participation in the 2009 Plan. Unless earlier terminated by the board of directors, the 2009 Plan will expire on March 31, 2019. The board of directors may amend the 2009 Plan at any time. Termination of the 2009 Plan and amendments to the 2009 Plan are not intended to adversely affect any award that is then outstanding without the award holder's consent, and the Company must obtain stockholder approval of a 2009 Plan amendment if stockholder approval is required to comply with any applicable, law or regulation.
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
The 2009 Plan provides that unless otherwise determined by the compensation committee, if on or within one year following a change in control (as defined in the 2009 Plan), a participant's employment is terminated by us other than for cause (as defined in the 2009 Plan) or by the participant for good reason (as defined in the 2009 Plan): (i) any award or part of an award that is subject to time vesting that was not previously vested will become fully vested and (ii) any award or portion thereof, the vesting or exercisability of which is based upon the achievement of one or more performance goals within the one-year period following such termination of employment shall remain outstanding for a period of one year following such termination of employment, subject at all times to the earlier expiration of the original term of such award, and if the applicable goals are achieved during such period, the award shall become fully vested and exercisable.
Equity-based Awards. The compensation committee will determine all of the terms and conditions of equity-based awards granted under the 2009 Plan, including whether the vesting or payment of an award will be subject to the attainment of performance goals. The performance goals that may be applied to awards under the equity incentive program under the 2009 Plan are the same as those discussed below under “-Cash Incentive Programs.”

Stock Options and Stock Appreciation Awards. The terms and conditions of stock options and stock appreciation rights granted under the 2009 Plan are determined by the compensation committee and set forth in an agreement between us and the 2009 Plan participant. Stock options granted under the 2009 Plan may be “incentive stock options” within the meaning of Section 422 of the Code or non-qualified stock options. Pursuant to the 2009 Plan, a stock appreciation right confers on the participant the right to receive an amount, in cash or shares of our common stock (in the discretion of the compensation committee), equal to the excess of the fair market value of a share of our common stock on the date of exercise over the exercise price of the stock appreciation right, and may be granted alone or in tandem with another award. No stock appreciation rights have been granted under the 2009 Plan. The exercise price of an option granted under the 2009 Plan will not be less than the fair market value of the common stock on the date of grant, unless otherwise provided by the compensation committee. The vesting of a stock option or stock appreciation right will be subject to conditions as determined by the compensation committee, which may include the attainment of performance goals.
Restricted Stock Awards. The terms and conditions of awards of restricted stock granted under the 2009 Plan are determined by the compensation committee and set forth in an agreement between the Company and the 2009 Plan participant. These awards are subject to restrictions on transferability which may lapse under circumstances as determined by the compensation committee, which may include the attainment of performance goals. Unless otherwise provided in the agreement, the holder of restricted stock will have the right to receive dividends on the restricted stock, which dividends will be subject to the same restrictions as the underlying award of restricted stock.
The 2009 Plan also provides for other equity-based awards, the form and terms of which will be as determined by the compensation committee, consistent with the purposes of the 2009 Plan. The vesting or payment of these awards may be made subject to the attainment of performance goals.
Cash Incentive Programs
Under the 2009 Plan, the compensation committee is authorized to grant annual and long-term cash awards to plan participants, including our executive officers. In general, with respect to cash awards intended to qualify as performance-based compensation under Section 162(m) of the Code, the maximum value of the total cash payment that any plan participant may receive under the 2009 Plan's annual cash incentive program for any year is $2.5 million, and the maximum value of the total cash payment that any plan participant may receive under the 2009 Plan's long-term cash incentive program for any one year of a long-term performance period is $2.5 million.
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
HUGHES Telematics, Inc. 2006 Stock Incentive Plan
Our 2006 Plan provides for share-based compensation awards, including incentive stock options, non-qualified stock options and share awards, to our officers, employees, non-employee directors and non-employee consultants. There are 3,047,900 shares of common stock authorized for issuance under the 2006 Plan. The 2006 Plan is administered by the compensation committee of our board of directors which determines eligibility, amount, and other terms and conditions of awards. Options awarded under the 2006 Plan generally have a term of ten years and an exercise price equal to or greater than the fair value of the underlying shares of common stock on the date of grant. Generally, half of each award vests in equal parts over a period of three years of continued employment or service to the Company. The remaining half of each award vests upon the achievement of certain pre-established performance goals set by our board of directors. In the event an option holder's service to us is terminated for either (i) other than good reason, as defined in the 2006 Plan, before the fifth anniversary of the holder's service to us or (ii) cause, we may repurchase any stock obtained through the exercise of a stock option within 180 days of such holder's termination date at a price equal to the lesser of the fair market value of the stock on the date of termination or the exercise price of the stock option. In the event an option holder's service is terminated for any of (i) good reason, as defined in the 2006 Plan, (ii) other than cause or (iii) following the fifth anniversary of such holder's service to us, we may repurchase any stock obtained through the exercise of a stock option within 180 days of such holder's termination date at a price equal to the fair market value of the stock on the date of termination. The 2006 Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity based awards, as well as cash bonuses and long-term cash awards to our officers and other employees, advisors and consultants who are selected by the compensation committee.
How the Company Chooses Amounts for Each Element of Compensation
Each executive's current and prior compensation has been and is expected to continue to be considered in setting future compensation. The elements of our compensation plan (e.g., base salary, bonus and stock options or restricted stock) are common to many companies. The precise mix and levels of these elements are set in an effort to balance the competing objectives of fairness to all stakeholders and attracting and retaining executives and other senior managers.
The base salaries of our named executive officers are reviewed on an annual basis by the compensation committee and at the time of a promotion or a significant change in responsibility. When determining whether to increase the base salary of an executive, the compensation committee considers individual and corporate performance, individual level of responsibility, inflation, contributions to our overall success and current competitive market levels. For the year ended December 31, 2011, after consideration of general economic conditions and in an effort to preserve capital, the compensation committee did not grant salary increases to Messrs. Leddy, Goldman and Schneider. The compensation committee granted Messrs. Kaufmann and Lewis an approximate 5% and 3% salary increase, respectively.
While each of our named executive officers has a bonus target calculated as a percentage of his base salary, the compensation committee has discretion to determine on an annual basis the amount of the cash bonus, if any. The following bonus targets were determined at the time such named executive was hired and is based on the executive's experience, responsibilities and job function:

Name	Bonus Target as a % of Base Salary
Jeffrey A. Leddy	75%
Erik J. Goldman	50%
Craig J. Kaufmann	30%
Robert C. Lewis	30%
Keith J. Schneider	50%
Factors considered by the compensation committee when determining the amount of the bonus grant include primarily corporate performance, individual performance and contributions to our overall success. After consideration of general economic conditions, and in an effort to preserve capital, the compensation committee did not grant any cash bonuses to Messrs. Leddy, Goldman, Kaufmann or Lewis for services provided during the years ended December 31, 2010 or 2009. Bonuses for services provided during the year ended December 31, 2011 for these executive officers have not been determined. Mr. Schneider received a cash bonus from Networkfleet for services provided in the years ended December 31, 2011, 2010 and 2009 of approximately $114,000, $149,000 and $88,000, respectively, in light of the performance and continued growth of Networkfleet. Mr. Schneider's bonus for services provided to Lifecomm for the year ended December 31, 2011 has not been determined. See the table below with the heading “Summary Compensation Table” for additional details of the compensation paid to our named executive officers during the years ended December 31, 2011, 2010 and 2009.
When determining equity grants to our named executive officers, the compensation committee considers the amount of cash compensation paid to the individual, as well as individual contributions to our success and participation in extraordinary transactions which occurred during the year. As the named executives other than Mr. Schneider did not receive a cash bonus for services provided during the years ended December 31, 2010 and 2009, and in light of, among other things, (i) our successful fundraising activities, (ii) the success of our services offering to Mercedes-Benz; (iii) the execution of our contract with State Farm and the establishment of our In-Drive business unit; (iv) our additional successful business development efforts; and (v) the level of executive ownership of our common stock, the compensation committee awarded the named executive officers other than Mr. Schneider a significant equity grant during the year ended December 31, 2011. The specific amount of the grant to each individual was determined based on the executive officer's equity ownership prior to the grant and with consideration to the executive's bonus target. See the table below with the heading “Grants of Plan Based Awards” for additional details of the equity grants made during the year ended December 31, 2011.
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
Accounting and Tax Considerations
We comply with the accounting guidance governing share-based payments which requires us to value stock options grants periodically under the fair value method and expense those amounts in the income statement over the stock option's vesting period.
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
Summary Compensation Table
The following table sets forth information concerning compensation for our principal executive officer, principal financial officer and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2011.

Name and Principal Position	Year	Salary	Bonus(1)	Grant Date Fair Value of Stock and Option Awards(2)	All Other Compensation(3)	Total
Jeffrey A. Leddy	2011	$350,000	$—	$—	$9,865	$359,865
Chief Executive Officer	2010	350,000	—	198,332	9,865	558,197
	2009	350,000	—	1,581,049	8,946	1,939,995

Erik J. Goldman	2011	325,000	—	58,196	9,265	392,461
President	2010	325,000	—	110,500	9,265	444,765
	2009	325,000	—	707,249	8,817	1,041,066

Craig J. Kaufmann	2011	211,539	—	48,497	7,674	267,710
Senior Vice President Finance and Treasurer	2010	205,000	—	46,468	7,445	258,913
	2009	205,000	—	316,878	7,304	529,182

Robert C. Lewis	2011	245,100	—	58,196	8,705	312,001
General Counsel and Secretary	2010	240,000	—	54,400	8,746	303,146
	2009	240,000	—	316,878	8,416	565,294

Keith J. Schneider	2011	290,000	113,554	—	102,170	505,724
President and Chief Executive Officer,	2010	290,000	149,350	139,669	690	579,709
Networkfleet and President, Lifecomm	2009	265,000	87,927	323,029	371	676,327

(1)
Mr. Schneider's bonus for services provided to Networkfleet in the year ended December 31, 2011 was granted in March 2012 and is reflected in 2011. Mr. Schneider's bonus for services provided in the year ended December 31, 2010 was granted in March 2011 and is reflected in 2010. Mr. Schneider's bonus for services provided in the year ended December 31, 2009 was granted in April 2010 and is reflected in 2009. Messrs. Leddy, Goldman, Kaufmann and Lewis

did not receive a cash bonus for services provided in the years ended December 31, 2010 or 2009. Bonuses for services provided during the year ended December 31, 2011 for Messrs. Leddy, Goldman, Kaufmann and Lewis have not been determined. Mr. Schneider's bonus for services provided to Lifecomm for the year ended December 31, 2011 has not been determined.

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

(3)
Other compensation for Mr. Leddy includes (i) matching contributions to our 401(k) plan of $8,575 for each of 2011, 2010 and 2009 and (ii) group term life insurance coverage in excess of $50,000 of $1,290 for each of 2011 and 2010 and $371 for 2009. Other compensation for Mr. Goldman includes (i) matching contributions to the HUGHES Telematics 401(k) plan of $8,575 for each of 2011, 2010 and 2009 and (ii) group term life insurance coverage in excess of $50,000 of $690 for each of 2011 and 2010 and $242 for 2009. Other compensation for Mr. Kaufmann includes (i) matching contributions to the HUGHES Telematics 401(k) plan of $7,404 for 2011 and $7,175 for each of 2010 and 2009 and (ii) group term life insurance coverage in excess of $50,000 of $270 for each of 2011 and 2010 and $129 for 2009. Other compensation for Mr. Lewis includes (i) matching contributions to the HUGHES Telematics 401(k) plan of $8,255 for 2011, $8,296 for 2010 and $8,255 for 2009 and (ii) group term life insurance coverage in excess of $50,000 of $450 for each of 2011 and 2010 and $161 for 2009. Other compensation for Mr. Schneider includes (i) group term life insurance coverage in excess of $50,000 of $690 for each of 2011 and 2010 and $371 for 2009 and (ii) reimbursement of relocation expenses, including taxes paid on amounts reimbursed, of $101,480 for 2011.

Grants of Plan Based Awards
The following table summarizes equity awards granted to our named executive officers during the year ended December 31, 2011.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Jeffrey A. Leddy	None	—	—	$—	$—
Erik J. Goldman	5/12/2011	—	30,000	3.90	58,196
Craig J. Kaufmann	5/12/2011	—	25,000	3.90	48,497
Robert C. Lewis	5/12/2011	—	30,000	3.90	58,196
Keith J. Schneider	None	—	—	—	—

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
Keith J. Schneider. Effective March 23, 2007, Networkfleet entered into a letter agreement with Keith J. Schneider concerning his employment. In addition to providing for a base salary of $250,000 per annum, Mr. Schneider's letter agreement provides that he is eligible to receive a bonus following the end of each full calendar year during his employment, based upon achievement against both objective and subjective goals established by the board of directors of Networkfleet in its sole discretion (following consultation with him), in an amount equal to up to 50% of his salary. Mr. Schneider's actual bonus for 2007 was pro-rated as he commenced employment with Networkfleet in April 2007. Mr. Schneider's letter agreement provides that the board of directors of Networkfleet may consider granting an additional annual bonus if Mr. Schneider significantly exceeds the goals previously set. Information concerning the termination provisions of Mr. Schneider's letter agreement is set forth below, at “Potential Payments Upon Termination or Change-in-Control.”

Outstanding Equity Awards
The following table summarizes the outstanding equity award holdings of our executive officers as of December 31, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Jeffrey A. Leddy	112,128	—	375,535	$2.47	11/30/2017(1)	80,000(17)	$380,800
	87,500	87,500	175,000	5.19	6/5/2019(2)	29,166(18)	138,830
Erik J. Goldman	84,096	—	281,651	2.47	11/30/2017(3)	40,000(17)	190,400
	37,500	37,500	75,000	5.19	6/5/2019(4)	16,250(18)	77,350
	—	30,000	—	3.90	5/12/2021(5)	—	—
Craig J. Kaufmann	5,606	—	18,778	1.65	1/8/2017(6)	20,000(17)	95,200
	8,408	—	28,166	2.47	11/30/2017(7)	6,833(18)	32,525
	30,000	30,000	—	5.19	6/5/2019(8)	—	—
	—	25,000	—	3.90	5/12/2021(9)	—	—
Robert C. Lewis	5,606	—	18,778	1.65	3/9/2017(10)	20,000(17)	95,200
	8,408	—	28,166	2.47	11/30/2017(11)	8,000(18)	38,080
	30,000	30,000	—	5.19	6/5/2019(12)	—	—
	—	30,000	—	3.90	5/12/2021(13)	—	—
Keith J. Schneider	8,409	—	28,167	1.65	4/11/2017(14)	7,500(17)	35,700
	40,000	40,000	—	5.19	6/5/2019(15)	19,539(18)	93,006
	—	30,000	—	3.40	4/17/2020(16)	—	—

(1)
This option award was granted on November 30, 2007 and vested as follows: (i) 365,748 shares vested in three equal installments on November 30, 2008, November 30, 2009 and November 30, 2010, provided that 281,652 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014; and (ii) 121,915 shares vested on November 1, 2011 upon the execution of the agreement with Volkswagen, provided that 93,883 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.

(2)
This option award was granted on June 5, 2009 and vests as follows: (i) 175,000 shares vest in three installments of 87,500 shares on June 5, 2011, 43,750 shares on June 5, 2012 and 43,750 shares on June 5, 2013; and (ii) 175,000 shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.

(3)
This option award was granted on November 30, 2007 and vested as follows: (i) 274,311 shares vested in three equal installments on November 30, 2008, November 30, 2009 and November 30, 2010, provided that 211,239 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014; and (ii) 91,436 shares vested on November 1, 2011 upon the execution of the agreement with Volkswagen, provided that 70,412 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.

(4)
This option award was granted on June 5, 2009 and vests as follows: (i) 75,000 shares vest in three installments of 37,500 shares on June 5, 2011, 18,750 shares on June 5, 2012 and 18,750 shares on June 5, 2013; and (ii) 75,000 shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.

(5)	This option award was granted on May 12, 2011 and vests in three installments of 15,000 shares on May 12, 2013, 7,500 shares on May 12, 2014 and 7,500 shares on May 12, 2015.

(6)
This option award was granted on January 8, 2007 and vested as follows: (i) 24,384 shares vested in two equal installments on August 1, 2008 and August 1, 2009, provided that 18,778 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014; and (ii) 18,286 shares vested on November 1, 2011 upon the execution of the agreement with Volkswagen, provided that 14,081 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.

(7)
This option award was granted on November 30, 2007 and vested as follows: (i) 27,432 shares vested in three equal installments on November 30, 2008, November 30, 2009 and November 30, 2010, provided that 21,126 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014; and (ii) 9,142 shares vested on November 1, 2011 upon the execution of the agreement with Volkswagen, provided that 7,040 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.

(8)	This option award was granted on June 5, 2009 and vests in three installments of 30,000 shares on June 5, 2011, 15,000 shares on June 5, 2012 and 15,000 shares on June 5, 2013.

(9)	This option award was granted on May 12, 2011 and vests in three installments of 12,500 shares on May 12, 2013, 6,250 shares on May 12, 2014 and 6,250 shares on May 12, 2015.

(10)
This option award was granted on March 9, 2007 and vested as follows: (i) 24,384 shares vested in two equal installments on August 1, 2008 and August 1, 2009, provided that 18,778 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014; and (ii) 18,286 shares vested on November 1, 2011 upon the execution of the agreement with Volkswagen, provided that 14,081 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.

(11)
This option award was granted on November 30, 2007 and vested as follows: (i) 27,432 shares vested in three equal installments on November 30, 2008, November 30, 2009 and November 30, 2010, provided that 21,126 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014; and (ii) 9,142 shares vested on November 1, 2011 upon the execution of the agreement with Volkswagen, provided that 7,040 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.

(12)	This option award was granted on June 5, 2009 and vests in three installments of 30,000 shares on June 5, 2011, 15,000 shares on June 5, 2012 and 15,000 shares on June 5, 2013.

(13)	This option award was granted on May 12, 2011 and vests in three installments of 15,000 shares on May 12, 2013, 7,500 shares on May 12, 2014 and 7,500 shares on May 12, 2015.

(14)
This option award was granted on April 11, 2007 and vested in three equal installments on April 9, 2008, April 9, 2009 and April 9, 2010, provided that 28,167 of these shares are earn-out options which are exercisable only upon the achievement of certain share price targets prior to March 31, 2014.

(15)	This option award was granted on June 5, 2009 and vests in three installments of 40,000 shares on June 5, 2011, 20,000 shares on June 5, 2012 and 20,000 shares on June 5, 2013.

(16)	This option award was granted on April 27, 2010 and vests in three installments of 15,000 shares on April 27, 2012, 7,500 shares on April 27, 2013 and 7,500 shares on April 27, 2014.

(17)	These restricted stock awards were granted on June 5, 2009 and vest on June 5, 2012.

(18)	These restricted stock awards were granted on April 27, 2010 and vest on April 27, 2012.
Option Exercises and Stock Vested
The following table summarizes the vesting of restricted stock held by each of our named executive officers during the year ended December 31, 2011. There were no exercises of stock options held by our named executive officers during the year ended December 31, 2011.

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)
Jeffrey A. Leddy	—	$—	29,167	$96,251
Erik J. Goldman	—	—	16,250	53,625
Craig J. Kaufmann	—	—	6,834	22,552
Robert C. Lewis	—	—	8,000	26,400
Keith J. Schneider	—	—	—	—

(1)	These restricted stock awards were granted on April 27, 2010 and vested on April 27, 2011. The full value realized on the date of vesting is listed under Value Realized on Vesting.
Pension Benefits and Non-qualified Deferred Compensation
None of our executive officers participates in or has an account balance in qualified or non-qualified defined benefit pension plans or non-qualified defined contribution plans sponsored by us.

Potential Payments Upon Termination or Change-in-Control
We have entered into an employment agreement with Keith J. Schneider that provides for severance payments to be made in the event that Mr. Schneider's employment is terminated by us without “cause” or if Mr. Schneider terminates his employment with us for “good reason” (both terms as defined in the agreement). In this event, Mr. Schneider would be entitled to severance pay equal to one year's base salary and bonus, subject to Mr. Schneider's execution and non-revocation of a release of claims in favor of us and our affiliates, and his agreement to make himself available for consultation and transition services for a 90-day period following such termination of employment. If Mr. Schneider's employment with us had been terminated under qualifying circumstances on December 31, 2011, he would have been entitled to severance pay having an aggregate value not exceeding $435,000. Other material terms of Mr. Schneider's employment agreement with us are set forth above in the section entitled “Compensation Discussion and Analysis-Employment Agreements.”
None of our executive officers is contractually entitled to payment upon a change of control.

Director Compensation
Each of our non-employee directors receives an annual retainer for service on our board of directors, along with reimbursement of expenses incurred in connection with attending each meeting. The following table sets forth a summary of the compensation we paid to our non-employee directors for the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Grant Date Fair Value of Stock Awards ($)	Total ($)
Andrew D. Africk	$20,000	$—	$20,000
Marc V. Byron	20,000	—	20,000
Andrew P. Hines	35,000	33,000	68,000
Warren N. Lieberfarb	30,000	33,000	63,000
Steven Martinez	20,000	—	20,000
Matthew H. Nord	20,000	—	20,000
Aaron J. Stone	20,000	—	20,000
Mark VanStekelenburg	30,000	33,000	63,000
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 14, 2012 by (i) each person or entity known by us to beneficially own more than 5% of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC. Except as otherwise indicated, each person or entity named in the tables is expected to have sole voting and investment power with respect to all shares of our capital stock shown as beneficially owned, subject to applicable community property laws.
As of March 14, 2012, 105,895,928 shares of our common stock were issued and outstanding, of which 58,498,131 were earn-out shares placed in escrow pursuant to the Escrow Agreement, to be released contingent upon our common stock meeting specified trading share price targets prior to March 31, 2014. The information presented under Column A in the table below reflects beneficial ownership excluding all shares subject to earn-out. Note that the beneficial ownership percentages under Column A do not reflect the voting power beneficially owned by these individuals and entities because their earn-out shares may be voted without restriction, which will have the net effect of increasing the voting power held by the stockholders holding such earn-out shares and decreasing the voting power held by other stockholders. The information presented under Column B in the table below reflects beneficial ownership including all shares subject to earn-out and reflects the voting power beneficially owned by the listed individuals and entities.

	Column A		Column B
	Beneficial Ownership (Excluding Earn-out Shares)		Beneficial Ownership (Including Earn-out Shares)
Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock
Apollo Management V, L.P.	22,117,633(2)	43.9%	65,668,697(3)	60.3%
Wellington Management Company, LLP	7,660,777(4)	16.2%	11,410,777(5)	10.8%
Jeffrey A. Leddy	422,058(6)	0.9%	1,079,244(7)	1.0%
Erik J. Goldman	278,193(8)	0.6%	841,495(9)	0.8%
Craig J. Kaufmann	84,690(10)	0.2%	155,104(11)	0.1%
Robert C. Lewis	87,023(12)	0.2%	157,437(13)	0.1%
Keith J. Schneider	75,448(14)	0.2%	103,615(15)	0.1%
Andrew D. Africk	50,016(16)	0.1%	96,957(17)	0.1%
Marc V. Byron	762,343(18)	1.6%	1,337,262(19)	1.3%
Andrew P. Hines	46,000(20)	0.1%	46,000(20)	0.0%
Warren N. Lieberfarb	46,000(20)	0.1%	46,000(20)	0.0%
Steven Martinez	36,000(21)	0.1%	36,000(21)	0.0%
Matthew H. Nord	50,016(22)	0.1%	96,957(23)	0.1%
Aaron J. Stone	36,000(24)	0.1%	36,000(24)	0.0%
Mark VanStekelenburg	46,000(20)	0.1%	46,000(20)	0.0%
All current directors and executive officers as a group	2,019,787(25)	4.2%	4,078,071(26)	3.8%

(1)	Unless otherwise indicated, the business address of the individuals who are our current officers and directors is 2002 Summit Boulevard, Suite 1800, Atlanta, Georgia 30319.

(2)
Includes (i) 12,373,560 shares of common stock held by Communications LLC, (ii) 6,419,073 shares of common stock held by PLASE HT, (iii) 325,000 shares of common stock held by Apollo Management V, L.P. (“Management V”) and (iv) 3,000,000 shares of common stock issuable upon exercise of warrants held by PLASE HT. Management V is the manager of Communications LLC. Apollo Management, L.P. (“Management”), an SEC registered investment adviser, is the sole member and manager of AIF V Management, LLC (“Management V GP”), which is the general partner of Management V. Apollo Management GP, LLC (“Management GP”) is the general partner of Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP. The general partner of Management Holdings is Apollo Management Holdings GP, LLC (“Management Holdings GP”). AIF V PLASE has been delegated management authority for PLASE HT. Apollo Advisors V, L.P. (“Advisors V”) is the general partner of AIF V PLASE. Apollo Capital Management V, Inc. (“Capital Management V”) is the general partner of Advisors V. Apollo Principal Holdings I, L.P. (“Principal Holdings”) is the sole stockholder of Capital Management V, and Apollo Principal Holdings I GP, LLC (“Apollo Principal GP”) is the general partner of Principal Holdings. Management is the managing general partner of Apollo Management IV, L.P. Apollo Capital Management IV, Inc. (“Capital Management IV”) is the general partner of Apollo Advisors IV, L.P. Principal Holdings is the sole stockholder of Capital Management IV. Leon Black, Joshua Harris and Marc Rowan are the principal executive officers and managers of Management Holdings GP and Apollo Principal GP, and as such may be deemed to have voting and/or dispositive powers with respect to the shares owned by Communications LLC, PLASE HT and Management V. Each of Messrs. Black, Harris and Rowan disclaims beneficial ownership of any shares of common stock owned or to be received by Apollo, except to the extent of any pecuniary interest therein. The business address of Management V is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(3)	Includes (i) the shares of common stock described in footnote (2) above, (ii) 41,440,731 earn-out shares held by Communications LLC and (iii) 2,110,333 earn-out shares held by PLASE HT.

(4)
Includes shares of common stock held by investment advisory clients of Wellington Management Company, LLP ("Wellington Management"). Wellington Management is an investment adviser registered under the Investment Advisers Act of 1940, as amended. Wellington Management, in such capacity, may be deemed to share beneficial ownership over the shares held by its client accounts. The business address of Wellington Management is 75 State Street, Boston, Massachusetts 02109.

(5)	Includes the shares of common stock described in footnote (4) above and 3,750,000 earn-out shares held by investment advisory clients of Wellington Management.

(6)
Includes (i) 113,264 shares of common stock held by Mr. Leddy, (ii) 109,166 shares of restricted common stock granted to Mr. Leddy under the 2009 Plan and (iii) 199,628 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days.

(7)
Includes (i) the shares of common stock described in footnote (6) above, (ii) 195,560 earn-out shares held by Mr. Leddy, (iii) 86,091 earn-out shares held by the Jeffrey A. Leddy Grantor Retained Annuity Trust, and (iv) 375,535 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.

(8)
Includes (i) 100,347 shares of common stock held by Mr. Goldman, (ii) 56,250 shares of restricted common stock granted to Mr. Goldman under the 2009 Plan and (iii) 121,596 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days.

(9)
Includes (i) the shares of common stock described in footnote (8) above, (ii) 281,651 earn-out shares held by Mr. Goldman and (iii) 281,651 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.

(10)
Includes (i) 13,843 shares of common stock currently held by Mr. Kaufmann, (ii) 26,833 shares of restricted common stock granted to Mr. Kaufmann under the 2009 Plan and (iii) 44,014 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days.

(11)
Includes (i) the shares of common stock described in footnote (10) above, (ii) 23,470 earn-out shares held by Mr. Kaufmann and (iii) 46,944 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.

(12)
Includes (i) 15,009 shares of common stock currently held by Mr. Lewis, (ii) 28,000 shares of restricted common stock granted to Mr. Lewis under the 2009 Plan and (iii) 44,014 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days.

(13)
Includes (i) the shares of common stock described in footnote (12) above, (ii) 23,470 earn-out shares held by Mr. Lewis and (iii) 46,944 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.

(14)
Includes 27,039 shares of restricted common stock granted to Mr. Schneider under the 2009 Plan and 48,409 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days.

(15)	Includes the shares of common stock described in footnote (14) above and 28,167 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.

(16)
Includes (i) 24,000 shares of common stock held by Mr. Africk, (ii) 12,000 shares of restricted common stock granted to Mr. Africk under the 2009 Plan and (iii) 14,016 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days. Does not include any shares of common stock held by Communications LLC, PLASE HT or Management V, each of which is an affiliate of Apollo, of which Mr. Africk serves as a senior partner. Mr. Africk disclaims beneficial ownership of any shares of common stock owned by any affiliates of Apollo, except to the extent of any pecuniary interest therein.

(17)	Includes the shares of common stock described in footnote (16) above and 46,941 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.

(18)
Includes (i) 621,293 shares of common stock held by Byron Business Ventures XX, LLC, an entity controlled by Mr. Byron, (ii) 24,000 shares of common stock held by Mr. Byron, (iii) 12,000 shares of restricted common stock granted to Mr. Byron under the 2009 Plan and (iv) 105,050 shares of common stock held by Trivergance, an entity controlled by Mr. Byron.

(19)	Includes (i) the shares of common stock described in footnote (18) above, (ii) 333,026 earn-out shares held by Byron Business Ventures XX, LLC and (iii) 241,893 earn-out shares held by Trivergance.

(20)	Includes 24,000 shares of common stock and 22,000 shares of restricted common stock granted under the 2009 Plan.

(21)
Includes 24,000 shares of common stock held by Mr. Martinez and 12,000 shares of restricted common stock granted to Mr. Martinez under the 2009 Plan. Does not include any shares of common stock held by Communications LLC, PLASE HT or Management V, each of which is an affiliate of Apollo, of which Mr. Martinez serves as a partner. Mr. Martinez disclaims beneficial ownership of any shares of common stock owned by any affiliates of Apollo, except to the extent of any pecuniary interest therein.

(22)
Includes (i) 24,000 shares of common stock held by Mr. Nord, (ii) 12,000 shares of restricted common stock granted to Mr. Nord under the 2009 Plan and (iii) 14,016 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days. Does not include any shares of common stock held by Communications LLC, PLASE HT or Management V, each of which is an affiliate of Apollo, of which Mr. Nord serves as a partner. Mr. Nord disclaims beneficial ownership of any shares of common stock owned by any affiliates of Apollo, except to the extent of any pecuniary interest therein.

(23)	Includes the shares of common stock described in footnote (22) above and 46,941 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.

(24)
Includes 24,000 shares of common stock held by Mr. Stone and 12,000 shares of restricted common stock granted to Mr. Stone under the 2009 Plan. Does not include any shares of common stock held by Communications LLC, PLASE HT or Management V, each of which is an affiliate of Apollo, of which Mr. Stone serves as a senior partner. Mr. Stone disclaims beneficial ownership of any shares of common stock owned by any affiliates of Apollo, except to the extent of any pecuniary interest therein.

(25)
Includes (i) 1,160,806 shares of common stock, (ii) 373,288 shares of restricted common stock granted under the 2009 Plan and (iii) 485,693 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days.

(26)
Includes (i) the shares of common stock described in footnote (25) above, (ii) 1,185,161 earn-out shares and (iii) 873,123 shares of common stock issuable upon exercise of earn-out options that are exercisable within 60 days.

Securities Authorized for Issuance under Equity Compensation Plans and Individual Arrangements
The following table and notes thereto set forth, as of December 31, 2011, information with respect to shares of our common stock which may be issued under existing equity compensation plans and individual arrangements.

Plan Category	Number of Shares of Common Stock To Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by stockholders	4,146,615	$3.52	351,453
Equity compensation plans and individual arrangements not approved by stockholders	—	—	—
Total	4,146,615	$3.52	351,453
Item 13. Certain Relationships and Related Transactions, and Director Independence
Apollo Global Management LLC
Communications LLC, AIF V PLASE, PLASE HT and Management V are each affiliated with Apollo. In December 2009, AIF V PLASE transferred its ownership in all of its equity and debt interests of us, including its holding of senior secured term indebtedness, the senior subordinated unsecured promissory note and common stock, to PLASE HT.
In March 2008, we issued to Communications LLC a senior subordinated unsecured promissory note with a principal amount of $12.5 million and a maturity date of October 1, 2013. The note bears interest at a rate of 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity.
In December 2008, we issued AIF V PLASE (i) for aggregate consideration of $5.0 million, senior secured term indebtedness with a principal amount of $5.0 million and a warrant to purchase 402,993 shares of common stock, comprised of 92,660 initial shares and 310,333 earn-out shares, at an equivalent exercise price of less than $0.01 per share and (ii) a senior subordinated unsecured promissory note with a principal amount of $3.5 million and a maturity date of October 1, 2013. The senior subordinated promissory note bears interest at a rate of 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity. On October 7, 2011, in connection with a series of financing transactions, PLASE HT exchanged its approximately $5.9 million of senior secured term indebtedness for 1,448,350 shares of common stock, reflecting an exchange price of $4.10 per share.
In March 2009, we issued and sold 1,200,000 shares of Series B Preferred Stock to AIF V PLASE for $12.0 million of cash. In connection with the Merger, such shares of Series B Preferred Stock were exchanged for 3,000,000 shares of common stock, comprised of 1,200,000 initial shares and 1,800,000 earn-out shares. In addition, in connection with the Merger, Apollo or certain of its affiliates became signatories to each of the Shareholders Agreement and the Escrow Agreement. Pursuant to the Escrow Agreement, Apollo serves as escrow representative.
In December 2009, we entered into the Second Lien Credit Agreement with PLASE HT as administrative agent, collateral agent and original lender, pursuant to which we issued indebtedness due October 1, 2013 with an original principal amount of $15.0 million. The loans under the Second Lien Credit Agreement had an interest at 9.00% per annum, payable-in-kind, and were guaranteed by all of our domestic subsidiaries. The loans were secured by a second priority lien on substantially all of our tangible and intangible assets. The liens granted in connection with the Second Lien Credit Agreement were expressly subject and subordinated to the liens securing our obligations under the First Lien Credit Agreement. In connection with the issuance of the Second Lien Credit Agreement, we issued PLASE HT a warrant to purchase 3,000,000 shares of common stock at an exercise price of $6.00 per share. As a result of the private placement completed on May 13, 2010, the exercise price of the warrant was adjusted to $5.99 per share. On October 7, 2011, in connection with a series of financing transactions, PLASE HT exchanged its approximately $17.7 million of second lien term indebtedness for 3,678,063 shares of common stock, reflecting an exchange price of $4.80 per share.
In November 2011, we entered into a consulting agreement with Management V pursuant to which Apollo and its affiliates will advise us on matters related to our business and other affairs until the earlier of November 9, 2014 or such time as Apollo and its affiliates owns less than 5% of our outstanding common stock. As consideration for the consulting services, we issued Management V a fee of 325,000 shares of common stock.
Hughes Communications, Inc. and Hughes Network Systems, LLC
In July 2006, HNS, a wholly-owned subsidiary of HCI, which was controlled by investment funds that are affiliates of Apollo until June 8, 2011 when the investment funds sold their ownership interest in HCI, granted a limited license to us allowing us to use the HUGHES trademark. The license is limited in that we may use the HUGHES trademark only in connection with our business of automotive telematics and only in combination with the Telematics name. As partial consideration for the license, the agreement provides that HNS will be our preferred engineering services provider. The license is royalty-free, except that we agreed to commence paying a royalty to HNS in the event we no longer have a commercial or affiliated relationship with HNS. On May 25, 2011, we and HNS amended the license agreement to (i) delete the provision which stipulated that HNS was our preferred engineering services provider and (ii) terminate the agreement on May 25, 2013 unless otherwise extended by the parties.
As contemplated by the license terms and while the definitive agreement governing the relationship was being negotiated, HNS provided engineering development services to us pursuant to an Authorization to Proceed. In January 2008, we executed a definitive agreement with HNS pursuant to which HNS continued to provide us with engineering development and manufacturing services. For the years ended December 31, 2010 and 2009, HNS provided approximately $0.5 million and $23.4 million, respectively, of services to us pursuant to the agreement. During the year ended December 31, 2011, HNS did not provide any services to us. As of December 31, 2011 and 2010, we had no outstanding balance payable to HNS other than pursuant to the senior unsecured promissory note described below.
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
In March 2009, prior to the Merger, we issued and sold 1,300,000 shares of Series B Preferred Stock to HCI in exchange for the conversion of $13.0 million of trade accounts payable transferred to HCI from HNS. In connection with the Merger, such shares of Series B Preferred Stock were exchanged for 3,250,000 shares of common stock, comprised of 1,300,000 initial shares and 1,950,000 earn-out shares. In addition, in connection with the Merger, HCI became a party to the Escrow Agreement and the Shareholders Agreement.
On December 18, 2009, we issued to HNS a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on the equipment financing arrangement owed to HNS. The promissory note accrued interest at a rate of 12.00% per annum, compounded annually, and was to become due and payable on December 31, 2010. Pursuant to the terms of the promissory note, we were required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and the Second Lien Credit Agreement and certain other limitations, to the extent we sold any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we were required to make payments on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs).
On November 5, 2010, we and HNS agreed to amend the promissory note to (i) extend the maturity date to December 31, 2011, (ii) revise the schedule of principal payments and (iii) provide that the approximately $1.0 million of accrued and unpaid interest shall be paid on December 31, 2010 with all future accrued interest on the promissory note paid quarterly in arrears. Pursuant to the terms of the amended promissory note, we made scheduled principal payments of $0.5 million on each of October 15, 2010, December 31, 2010 and April 15, 2011, approximately $0.8 million on July 15, 2011, $1.5 million on October 17, 2011 and the remaining approximately $2.8 million on January 3, 2012. In connection with the amendment to the promissory note, we issued 50,000 shares of common stock to HNS as an amendment fee. As of December 31, 2011 and 2010, the outstanding balance on the senior unsecured promissory note was approximately $2.8 million and $5.6 million, respectively.

Three members of our board of directors, including Mr. Leddy, our chief executive officer, and Messrs. Africk and Stone, board members affiliated with Apollo, were members of the board of managers of HNS and the board of directors of HCI until June 8, 2011. In addition, Mr. Leddy owned less than 1% of the equity of HCI and approximately 16% of the non-voting Class B membership interests of HNS until June 8, 2011.
Trivergance Business Resources, LLC and Trivergance, LLC
In September 2008, we entered into a services agreement with TBR, an affiliate of Mr. Byron, a member of our board of directors, pursuant to which TBR provided a marketing assessment and other research to aid in creating a marketing and retention platform for us. We paid TBR a fee of approximately $0.2 million, reasonable and customary travel expenses and certain other expenses incurred in connection with the engagement. Additionally, in November 2008, we entered into a letter agreement with TBR pursuant to which we engaged TBR to provide certain marketing services in exchange for an approximately $0.1 million monthly draw against a per subscriber fee payable on certain subscribers acquired beginning in November 2008 and continuing through December 2010. In January 2010, the parties entered into an amended agreement to remove the per-subscriber fee and continue under a fixed fee retainer of approximately $0.1 million per month. In March 2011, the parties amended the agreement to provide for a transition of the marketing services from TBR to our internal sales and marketing team. In connection with the amendment, the parties agreed to (i) increase the monthly fee to approximately $0.2 million per month for the transition period from March 2011 to November 2011 and (ii) provide for post-transition services for a monthly fee of less than $0.1 million for the period from December 2011 to June 2012 with either party having the option to cancel such services with 30 days notice. We provided such cancellation notice in February 2012. For the years ended December 31, 2011, 2010 and 2009, TBR provided approximately $2.0 million, $1.5 million and $1.5 million, respectively, of services to us.
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

Director Independence
Because our equity securities are traded on the OTC Bulletin Board, we are not subject to any director independence requirements that may apply if our common stock was listed a national securities exchange, such as the NYSE Amex. We are subject to the director independence requirements of Rule 10A-3 under the Exchange Act with respect to members of the audit committee of our board of directors. Prior to their appointment to our board of directors, each of Messrs. Lieberfarb, Hines and VanStekelenburg was determined by our board of directors to meet the independence requirements of both the NYSE Amex and Rule 10A-3 under the Exchange Act.
Item 14. Principal Accounting Fees and Services
In our two most recent fiscal years, we paid the following amounts to PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm:

	Year Ended December 31,
	2011	2010
	(in thousands)
Audit fees (1)	$776	$738
Audit-related fees (2)	701	19
Tax fees (3)	97	73
All other fees (4)	4	8
Total	$1,578	$838

(1)
Audit fees consist of fees for the audit of our consolidated financial statements included in our annual report on Form 10-K, for the reviews of the interim quarterly financial statements included in our quarterly reports on Form 10-Q and for consent letters and other services related to registration statements filed with the SEC. In addition, audit fees include fees for the audit of our majority owned subsidiary, Lifecomm.

(2)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of an audit or review of our consolidated financial statements, including for accounting and auditing consultation services and transaction services.

(3)	Tax fees consist of fees for the preparation of state and federal tax returns.

(4)	All other fees consist of fees for consultation on regulatory and other matters.

Audit Committee Approval
 The charter of our audit committee requires the committee to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. Where feasible, the audit committee considers and, when appropriate, pre-approves services after disclosure by management and the independent registered public accounting firm of the nature of the proposed services, the estimated fees (when available), and their opinions that the services will not impair the firm's independence. All fees paid to PwC following the Merger with Polaris were pre-approved by the audit committee in accordance with these policies.

PART IV
Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements:

2.	Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts
All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

3.	Exhibits:
The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Index to Exhibits attached hereto.

HUGHES TELEMATICS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions(2)	Balance at End of Year
Allowance for doubtful accounts:
December 31, 2011	$1,358	$1,021	$(391)	$(964)	$1,024
December 31, 2010	375	(11)	1,004	(10)	1,358
December 31, 2009	689	39	—	(353)	375

Deferred tax valuation allowance:
December 31, 2011	$108,997	$31,803	$—	$—	$140,800
December 31, 2010	75,694	33,303	—	—	108,997
December 31, 2009	34,887	40,807	—	—	75,694

(1)	Amounts for allowance for doubtful accounts charged to other accounts represents the allowance for unearned revenues.

(2)	Deductions for allowance for doubtful accounts represent write-offs of uncollectible accounts net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2012	By:	/s/ JEFFREY A. LEDDY
Jeffrey A. Leddy Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 15, 2012. This document may be executed by the signatories hereto on any number of counterparts, all of which shall constitute one and the same instrument.

NAME	POSITION	DATE

/s/ JEFFREY A. LEDDY	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012
Jeffrey A. Leddy

/s/ CRAIG J. KAUFMANN	Senior Vice President Finance and Treasurer (Principal Financial and Accounting Officer)	March 15, 2012
Craig J. Kaufmann

/s/ ANDREW D. AFRICK	Director	March 15, 2012
Andrew D. Africk

/s/ MARC V. BYRON	Director	March 15, 2012
Marc V. Byron

/s/ ANDREW P. HINES	Director	March 15, 2012
Andrew P. Hines

/s/ WARREN N. LIEBERFARB	Director	March 15, 2012
Warren N. Lieberfarb

/s/ STEVEN MARTINEZ	Director	March 15, 2012
Steven Martinez

/s/ MATTHEW H. NORD	Director	March 15, 2012
Matthew H. Nord

/s/ AARON J. STONE	Director	March 15, 2012
Aaron J. Stone

/s/ MARK VANSTEKELENBURG	Director	March 15, 2012
Mark VanStekelenburg

EXHIBIT INDEX

Exhibit Number		Description
2.1	–
Second Amended and Restated Merger Agreement, dated March 12, 2009, by and among Polaris Acquisition Corp., HUGHES Telematics, Inc., and Communication Investors, LLC (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 12, 2009)

3.1	–
Amended and Restated Certificate of Incorporation of HUGHES Telematics, Inc. filed with the Secretary of State of the State of Delaware on March 31, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A filed on July 29, 2009 (File No. 000-53743))

3.2	–	Amended and Restated By-laws of HUGHES Telematics, Inc. (incorporated by reference from Exhibit 3.2 to the Company's Current Report on Form 8-K filed on April 6, 2009)
4.1	–	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 6, 2009)
4.2	–	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File No. 333-145759))
4.3	–	Form of Unit Purchase Option (incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No. 333-145759))
4.4	–	Form of Warrant Agreement (incorporated by reference from Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-145759))
10.1	–
Shareholders' Agreement, dated as of March 31, 2009, among Polaris Acquisition Corp. and each of the Persons listed on Schedules I, II and III (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 6, 2009)

10.2	–
Escrow Agreement, dated as of March 31, 2009, by and among Polaris Acquisition Corp., Trivergance, LLC and Continental Stock Transfer & Trust Company (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 6, 2009)

10.3	–
Amendment to Stock Escrow Agreement, dated as of March 31, 2009, by and among Polaris Acquisition Corp., its initial stockholders and Lazard Capital Markets LLC (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 6, 2009)

10.4	–
Amended and Restated Co-Sale and Stock Restriction Agreement, dated as of March 31, 2009, by and among Hughes Telematics, Inc., Communications Investors LLC, Apollo Investment Fund V (PLASE), L.P. and certain investors (incorporated by reference from Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 333-160787))

10.5	–	HUGHES Telematics, Inc. 2009 Equity and Incentive Plan, effective as of March 31, 2009 (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on April 6, 2009)
10.6	–	HUGHES Telematics, Inc. 2006 Stock Incentive Plan, effective as of November 30, 2006 (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 6, 2009)
10.7	–
Letter Agreement, dated as of March 23, 2007, between Networkcar, Inc. and Keith Schneider (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 6, 2009)

10.8	–
Form of Restricted Stock Agreement for directors pursuant to the HUGHES Telematics, Inc. 2009 Equity and Incentive Plan (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 16, 2010)

10.9	–
Form of Restricted Stock Agreement for executive officers pursuant to the HUGHES Telematics, Inc. 2009 Equity and Incentive Plan (incorporated by reference from Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on March 16, 2010)

10.10	–
Form of Option Agreement for executive officers pursuant to the HUGHES Telematics, Inc. 2009 Equity and Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on March 16, 2010)

10.11	–
Telematics Services Agreement, dated October 31, 2007, by and between HUGHES Telematics Inc. and Mercedes-Benz USA, LLC (confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission) (incorporated by reference from Exhibit 10.18 to the Company's Current Report on Form 8-K/A filed on September 11, 2009)

10.12	–
Telematics Agreement, dated December 28, 2007, between HUGHES Network Systems, LLC and HUGHES Telematics, Inc. (confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission) (incorporated by reference from Exhibit 10.19 to the Company's Current Report on Form 8-K/A filed on June 2, 2009)

Exhibit Number		Description
10.13	–
Amended and Restated Credit Agreement, dated as of April 9, 2008, among HUGHES Telematics, Inc., the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc. as administrative agent and Morgan Stanley & Co. Incorporated as collateral agent (incorporated by reference from Exhibit 10.14 to the Company's Current Report on Form 8-K filed on April 6, 2009)

10.14	–
First Amendment to the Amended and Restated Credit Agreement, dated December 11, 2008, among HUGHES Telematics, Inc., the lenders set forth therein, Morgan Stanley Senior Funding, Inc. as administrative agent and Morgan Stanley & Co. Incorporated as collateral agent (incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on March 16, 2011)

10.15	–
Second Amendment to the Amended and Restated Credit Agreement, dated December 17, 2009, among HUGHES Telematics, Inc., the lenders set forth therein, Morgan Stanley Senior Funding, Inc. as administrative agent and Morgan Stanley & Co. Incorporated as collateral agent (incorporated by reference from Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on March 16, 2011)

10.16	–
Third Amendment to the Amended and Restated Credit Agreement, dated May 10, 2010, among HUGHES Telematics, Inc., the lenders set forth therein, Morgan Stanley Senior Funding, Inc. as administrative agent and Morgan Stanley & Co. Incorporated as collateral agent (incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on March 16, 2011)

10.17	–
Fourth Amendment to the Amended and Restated Credit Agreement, dated May 19, 2010, among HUGHES Telematics, Inc., the lenders set forth therein, Morgan Stanley Senior Funding, Inc. as administrative agent and Morgan Stanley & Co. Incorporated as collateral agent (incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on March 16, 2011)

10.18	–
Fifth Amendment to the Amended and Restated Credit Agreement, dated February 7, 2011, among HUGHES Telematics, Inc., the lenders set forth therein, Morgan Stanley Senior Funding, Inc. as administrative agent and Morgan Stanley & Co. Incorporated as collateral agent (incorporated by reference from Exhibit 10.18 to the Company's Annual Report on Form 10-K filed on March 16, 2011)

10.19	–
Sixth Amendment to the Amended and Restated Credit Agreement, dated October 7, 2011, among HUGHES Telematics, Inc., the lenders set forth therein, Morgan Stanley Senior Funding, Inc. as administrative agent and Morgan Stanley & Co. Incorporated as collateral agent (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed on October 12, 2011)

10.20	–
Assumption Agreement, dated as of March 31, 2009, among HUGHES Telematics, Inc., each Subsidiary Guarantor signatory hereto, the Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 10.15 to the Company's Current Report on Form 8-K filed on April 6, 2009)

10.21	–
Guaranty and Collateral Agreement, dated as of March 31, 2008, among HUGHES Telematics Inc., subsidiary guarantors and Morgan Stanley & Co. Incorporated (incorporated by reference from Exhibit 10.16 to the Company's Current Report on Form 8-K filed on April 6, 2009)

10.22	–
Second Lien Credit Agreement, dated as of December 17, 2009, among HUGHES Telematics, Inc., the lenders from time to time party thereto and PLASE HT, LLC as administrative agent and collateral agent (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 22, 2009)

10.23	–
First Amendment to the Second Lien Credit Agreement, dated May 10, 2010, among HUGHES Telematics, Inc., the lenders party thereto and PLASE HT, LLC as administrative agent and collateral agent (incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on March 16, 2011)

10.24	–
Second Amendment to the Second Lien Credit Agreement, dated May 19, 2010, among HUGHES Telematics, Inc., the lenders party thereto and PLASE HT, LLC as administrative agent and collateral agent (incorporated by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on March 16, 2011)

10.25	–
Third Amendment to the Second Lien Credit Agreement, dated February 7, 2011, among HUGHES Telematics, Inc., the lenders party thereto and PLASE HT, LLC as administrative agent and collateral agent (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed on February 8, 2011)

10.26	–
Second Lien Guaranty and Collateral Agreement, dated as of December 17, 2009, among HUGHES Telematics, Inc., the subsidiaries of HUGHES Telematics, Inc. identified therein and PLASE HT, LLC as collateral agent (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed on December 22, 2009)

10.27	–
Warrant to purchase 3,000,000 shares of common stock at $6.00 per share, dated as of December 17, 2009, issued to PLASE HT, LLC, expiring December 17, 2014 (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed on December 22, 2009)

10.28	–
Form of Warrants to purchase shares of common stock at $5.99 per share, dated as of February 7, 2011, expiring December 17, 2014 (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed on February 8, 2011)

10.29	–
Amended and Restated Senior Unsecured Promissory Note, dated November 5, 2010, issued to Hughes Network Systems, LLC (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2010)

Exhibit Number		Description
10.30	–
Amendment Agreement, dated November 5, 2010, by and between HUGHES Telematics, Inc. and Hughes Network Systems, LLC (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2010)

10.31	–
Stock Purchase Agreement, dated December 24, 2009, by and among HUGHES Telematics, Inc. and the Purchasers set forth therein (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 28, 2009)

10.32	–
Registration Rights Agreement, dated December 24, 2009, by and among HUGHES Telematics, Inc. and the Investors set forth therein (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed on December 28, 2009)

10.33	–
Stock Purchase Agreement, dated May 13, 2010, by and among HUGHES Telematics, Inc. and the Purchasers set forth therein (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 17, 2010)

10.34	–
Registration Rights Agreement, dated May 13, 2010, by and among HUGHES Telematics, Inc. and the Investors set forth therein (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed on May 17, 2010)

10.35	–
Limited Liability Company Agreement of Lifecomm LLC (confidential treatment has been granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission) (incorporated by reference from Exhibit 10.1 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A filed on February 16, 2011)

10.36	–
Stock Purchase Agreement, dated February 7, 2011, by and among HUGHES Telematics, Inc. and the Purchasers set forth therein (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 8, 2011)

10.37	–
Registration Rights Agreement, dated February 7, 2011, by and among HUGHES Telematics, Inc. and the Investors set forth therein (incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K filed on February 8, 2011)

10.38	–
Stock Purchase Agreement, dated October 7, 2011, by and among HUGHES Telematics, Inc. and the Purchasers set forth therein (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 12, 2011)

10.39	–
Registration Rights Agreement, dated October 7, 2011, by and among HUGHES Telematics, Inc. and the Investors set forth therein (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed on October 12, 2011)

10.40	–	Consulting Agreement, dated November 9, 2011, between HUGHES Telematics, Inc. and Apollo Management V, L.P.
21.1	–	List of Subsidiaries
23.1	–	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1	–
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