Form 10-Q
period 2012-03-31
HUGHES Telematics, Inc.
filed 2012-05-10
CIK 1410240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-33860
HUGHES Telematics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0443717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2002 Summit Boulevard, Suite 1800 Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)
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
As of May 9, 2012, 105,895,928 shares of the registrant’s common stock were outstanding.

i

PART I – FINANCIAL INFORMATION
Item 1.        Financial Statements
HUGHES TELEMATICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$11,235	$33,977
Short-term investments	13,151	4,337
Accounts receivable, net	7,525	6,801
Prepaid expenses	1,418	1,943
Debt issuance costs	2,411	—
Other current assets	4,483	3,546
Total current assets	40,223	50,604
Restricted cash	1,258	1,258
Property and equipment, net	19,925	21,164
Capitalized software, net	21,356	20,548
Intangible assets, net	10,093	10,283
Goodwill	5,169	5,169
Debt issuance costs	—	2,997
Other assets	12,161	11,064
Total assets	$110,185	$123,087
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$9,056	$9,770
Accrued liabilities	27,729	25,520
Deferred revenue	27,570	25,224
Current portion of capital lease obligations	65	314
Current portion of long-term debt	89,153	2,777
Other current liabilities	468	400
Total current liabilities	154,041	64,005
Long-term debt, net of current portion	25,712	113,005
Capital lease obligations	71	88
Long-term deferred revenue	30,897	31,681
Other liabilities	1,092	1,138
Total liabilities	211,813	209,917
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value. Authorized 10,000,000 shares, no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value. Authorized 155,000,000 shares; issued and outstanding 105,895,928 shares at March 31, 2012 and December 31, 2011	11	11
Additional paid-in capital	428,436	427,614
Accumulated deficit	(541,004)	(526,654)
Total HUGHES Telematics, Inc. stockholders’ deficit	(112,557)	(99,029)
Non-controlling interests in consolidated subsidiary	10,929	12,199
Total stockholders’ deficit	(101,628)	(86,830)
Total liabilities and stockholders’ deficit	$110,185	$123,087
The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Services	$19,113	$13,601
Hardware	2,961	2,362
Total revenues	22,074	15,963
Operating costs and expenses (exclusive of depreciation and amortization shown separately):
Cost of services	5,324	5,867
Cost of hardware sold	1,975	1,567
Research and development	3,783	4,278
Sales and marketing	4,716	6,904
General and administrative	13,614	10,834
Depreciation and amortization	3,009	3,528
Total operating costs and expenses	32,421	32,978
Loss from operations	(10,347)	(17,015)
Interest income	14	12
Interest expense	(5,267)	(5,716)
Other expense, net	(3)	—
Loss before income taxes	(15,603)	(22,719)
Income tax expense	(17)	—
Net loss	(15,620)	(22,719)
Net loss attributable to non-controlling interests	1,270	893
Net loss attributable to HUGHES Telematics, Inc.	$(14,350)	$(21,826)
Basic and diluted loss per common share	$(0.31)	$(0.64)
Basic and diluted weighted average common shares outstanding	46,827,510	34,178,501
The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(15,620)	$(22,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,009	3,528
Interest expense on long-term debt and capital leases	909	1,246
Amortization of debt issuance costs and discounts on long-term debt	1,537	1,750
Share-based compensation expense	823	840
Non-cash services contributed to consolidated subsidiary by non-controlling interests	—	544
Loss on disposal of assets	4	8
Changes in assets and liabilities:
Accounts receivable, net	(724)	5,619
Prepaid expenses and other assets	(1,509)	467
Accounts payable and accrued and other liabilities	1,516	2,098
Deferred revenue	1,562	7,742
Net cash (used in) provided by operating activities	(8,493)	1,123
Cash flows from investing activities:
Purchases of short-term investments	(10,775)	(1,111)
Maturities of short-term investments	1,961	2,263
Purchases of property and equipment	(548)	(434)
Increase in capitalized software	(1,844)	(876)
Proceeds from disposal of assets	—	105
Decrease in restricted cash	—	42
Net cash used in investing activities	(11,206)	(11)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of costs	—	4,669
Proceeds from the issuance of long-term debt	—	5,000
Repayment of long-term debt	(2,777)	(105)
Repayment of capital lease obligations	(266)	(122)
Payment of debt issuance costs	—	(147)
Net cash (used in) provided by financing activities	(3,043)	9,295
Net (decrease) increase in cash and cash equivalents	(22,742)	10,407
Cash and cash equivalents, beginning of period	33,977	14,596
Cash and cash equivalents, end of period	$11,235	$25,003
Supplemental non-cash disclosure:
Intangible assets and capitalized software costs contributed to consolidated subsidiary by non-controlling interests	$—	$739
The accompanying notes are an integral part of these condensed consolidated financial statements.

HUGHES TELEMATICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Description of Business
HUGHES Telematics, Inc. (together with its consolidated subsidiaries, “we,” “us” and “our”) is a telematics services company that provides a suite of real-time voice and data communications services and applications for use in vehicles and is developing additional applications for use within and outside of the automotive industry. These services and applications are enabled through a state-of-the-art communications center designed with flexibility to connect various mobile devices with content, services and call centers. Within the automotive industry, our communications center allows for two way voice and data communications to vehicles and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics service provider in the United States for all new vehicles sold by Mercedes-Benz USA, LLC (“Mercedes-Benz”), and we are the preferred provider of telematics services for all Mercedes-Benz vehicles purchased prior to November 16, 2009. These services are marketed under the mbrace® brand. On November 1, 2011, we entered into a telematics services agreement with Volkswagen Group of America, Inc. (“VWGoA”) pursuant to which we will provide telematics services on an exclusive basis to specified Volkswagen brand vehicles sold or leased in the United States market commencing in 2013.
Our In-Drive® solution offers services to consumers, partners or other third parties through an aftermarket hardware device that we have developed and which we intend to distribute through relationships with companies and organizations with large customer or membership bases for installation in existing vehicles. During the third quarter of 2011, we launched the In-Drive solution through an agreement with State Farm Mutual Automobile Insurance Company ("State Farm"). We also entered into an agreement with AAA Club Partners, Inc. ("ACP") pursuant to which we expect to develop, test, market and launch a telematics solution utilizing our In-Drive products and service offerings for ACP and which we expect to launch services to members of ACP during the fourth quarter of 2012. Additionally, through Networkfleet, Inc. (“Networkfleet”), our wholly-owned subsidiary, we currently offer remote vehicle monitoring and other data services through aftermarket hardware that is purchased separately and installed in fleets of vehicles.
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
We have prepared the accompanying condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include our accounts and the accounts of our wholly-owned subsidiary, Networkfleet, and our majority-owned subsidiary, Lifecomm. The accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. While we believe that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 and the related notes thereto which have been included in our annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012. The results of the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. All intercompany balances and transactions have been eliminated.
During the three months ended March 31, 2012 and the years ended December 31, 2011, 2010 and 2009, we incurred a net loss of approximately $15.6 million, $85.4 million, $89.6 million and $163.7 million, respectively, and we used cash in operations of approximately $8.5 million, $16.2 million, $25.1 million and $47.2 million, respectively. As of March 31, 2012, we had unrestricted cash, cash equivalents and short-term investments of approximately $24.4 million and an accumulated deficit of approximately $541.0 million. Of the cash, cash equivalents and short-term investments, approximately $0.9 million is held by our Lifecomm subsidiary for use in that business. In addition, we have an aggregate of approximately $125.9 million of indebtedness maturing during the year ending December 31, 2013, including the approximately $92.0 million of senior secured term indebtedness which is due and payable on March 31, 2013. Apart from the repayment of the senior secured term indebtedness at maturity, we believe that our cash, cash equivalents and short-term investments on hand and the projected cash flows to be generated by our service offerings to Mercedes-Benz vehicles and sales of our In-Drive, Networkfleet and Lifecomm products and services would otherwise be sufficient to fund our operations for the next twelve months. We launched our service offerings to Mercedes-Benz vehicles approximately two and a half years ago, recently launched our In-Drive product and service offerings and expect to launch our Lifecomm product and service offerings during 2012. As such, some or all of the assumptions underlying our projections related to these product and service offerings may prove to be materially inaccurate, and if so, we cannot assure you that our net losses will not surpass our expectations and our cash flows will not be lower than projected. Accordingly, to ensure we have sufficient liquidity to repay the senior secured term indebtedness on or prior to its maturity date, we will be required to refinance such indebtedness or to raise additional capital before March 31, 2013. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. If any such financing does not allow us to fully repay the senior secured term indebtedness, the terms of such financing must either comply with the covenants of our existing credit facility or we will need to obtain a waiver from our lenders. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Any additional equity financing obtained may be on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. There is no assurance that we will be successful in obtaining additional financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)	Lifecomm, LLC
In accordance with the applicable accounting guidance governing consolidation, we have determined that Lifecomm is a variable interest entity (“VIE”) for which we are the primary beneficiary. Accordingly, we have included Lifecomm’s financial position, results of operations and cash flows in the accompanying condensed consolidated financial statements. As of March 31, 2012, Lifecomm’s assets consisted of approximately $0.9 million of cash and cash equivalents, $3.0 million of intangible assets and approximately $5.5 million of capitalized software costs, and its liabilities consisted of approximately $1.5 million of accounts payable and accrued liabilities. As of December 31, 2011, Lifecomm's assets consisted of approximately $1.9 million of cash and cash equivalents, $3.0 million of intangible assets and approximately $5.2 million of capitalized software costs, and its liabilities consisted of approximately $0.9 million of accounts payable and accrued liabilities.
Each of the initial members of Lifecomm agreed to fund its pro rata share of a $2.0 million stand-by equity commitment for Lifecomm’s benefit. Lifecomm requested that the members fund the commitment during the first quarter of 2012. In April 2012, the members funded the commitment as we provided Lifecomm approximately $1.1 million of cash and Qualcomm and AMAC provided an aggregate of approximately $0.9 million of cash.
In addition, each of the initial members have preemptive rights with respect to future issuances of securities by Lifecomm, as well as rights of first offer, drag-along and tag-along rights on transfers of securities by the other members. In addition, for a two year period beginning on May 12, 2014, any member (or group of members) holding at least 25% of the membership interests in Lifecomm will have the right to demand either an auction for the sale of Lifecomm or an initial public offering of Lifecomm. Should Lifecomm fail to achieve either of these liquidity events within 180 days of the demand, then to the extent at such time we hold at least 50% of the outstanding membership interests of Lifecomm and our common stock is publicly traded, each other member will be entitled on a one-time basis to exchange all of its membership interests in Lifecomm for shares of our common stock with equivalent fair market value. While we determined that such right to exchange is a freestanding derivative instrument, as the fair market value of our common stock to be issued in the exchange will be equal to the fair market value of the membership interests of Lifecomm received, the value of the derivative instrument was not material as of March 31, 2012 or December 31, 2011.

(4)	Recently Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued updated guidance related to fair value measurements and disclosures, including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity's stockholders' equity and (iii) quantitative information required for fair value measurements categorized within level 3. Additionally, disclosure requirements have been expanded to include additional disclosure for level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. This guidance applies prospectively and was effective for us beginning on January 1, 2012. Other than the additional disclosure requirements (see Note 5), the adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for annual and interim periods beginning on or after December 15, 2011 and is to be applied retrospectively. The adoption of this guidance on January 1, 2012 is a financial presentation change and did not have an impact on our consolidated results of operations.

(5)	Long-Term Debt
The components of long-term debt were as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Senior secured term indebtedness	$89,153	$88,460
Senior unsecured promissory note	—	2,777
Senior subordinated unsecured promissory notes	25,713	24,545
Total indebtedness	114,866	115,782
Less current portion	(89,153)	(2,777)
Total long-term debt, net of current portion	$25,713	$113,005
Senior Secured Term Indebtedness
On March 31, 2008, we entered into a credit agreement (as amended and restated, the “First Lien Credit Agreement”) pursuant to which we issued in multiple tranches during the year ended December 31, 2008 for aggregate consideration of $60.0 million, senior secured term indebtedness due March 31, 2013 with an original principal amount of $60.0 million and warrants to purchase the equivalent of 4,801,112 shares of our common stock, comprised of 1,103,922 initial shares and 3,697,190 earn-out shares, at an equivalent exercise price of less than $0.01 per share. As additional consideration for services provided by the lead arranger in connection with the issuance and syndication of the term indebtedness, we issued warrants to an affiliate of the lead arranger to purchase the equivalent of an aggregate of 1,181,244 shares of common stock, comprised of 271,604 initial shares and 909,640 earn-out shares, at an equivalent exercise price of less than $0.01 per share. All of these warrants were exercised on March 31, 2009.
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
The senior secured term indebtedness is guaranteed by all of our existing and future domestic subsidiaries and is secured by all of our tangible and intangible assets. At our election, the term indebtedness bears interest at (i) the Prime Lending Rate plus 10.00% or (ii) for Eurocurrency borrowings, 11.00% plus the greater of London Interbank Offered Rate (“LIBOR”) or 3.00%. In accordance with an agreement between us and one of the senior secured note holders, the interest rate on senior secured term indebtedness with a principal amount of approximately $6.3 million will have an interest rate of no higher than 14.00% for the term of the debt. With respect to Eurocurrency borrowings, we may elect interest periods of one, two, three, or six months (or nine or twelve months if approved by each senior secured note holder), and interest is payable in arrears at the end of each interest period but, in any event, at least every three months. With respect to all interest periods ending on or prior to March 31, 2010, the interest accrued on the senior secured term indebtedness was paid in kind in arrears with such accrued interest being added to the outstanding principal balance of the term indebtedness. With respect to all interest periods ending after March 31, 2010, the accrued interest has been and will continue to be paid in cash in arrears. As of each of March 31, 2012 and December 31, 2011, senior secured term indebtedness with an aggregate principal amount, including the accrued interest which had been paid in kind, of approximately $92.0 million was outstanding. As of March 31, 2012, we had elected that all outstanding amounts consist of Prime Lending borrowings which resulted in the senior secured term indebtedness bearing an interest rate of 13.25%.

The First Lien Credit Agreement requires us to comply with negative covenants which include, among others, limitations on our ability to incur additional debt; create liens; pay dividends or make other distributions; make loans and investments; sell assets; redeem or repurchase capital stock or subordinated debt; engage in specified transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. We may incur indebtedness beyond the specific limits allowed under the First Lien Credit Agreement, provided we maintain a leverage ratio of 5.0 to 1.0. In addition, we may incur limited indebtedness secured by junior and subordinated liens to the liens created under the First Lien Credit Agreement. Noncompliance with any of the covenants without cure or waiver would constitute an event of default. An event of default resulting from a breach of a covenant may result, at the option of the note holders, in an acceleration of the principal and interest outstanding. The First Lien Credit Agreement also contains other events of default (subject to specified grace periods), including defaults based on the termination of our contract with Mercedes-Benz, events of bankruptcy or insolvency and nonpayment of principal, interest or fees when due. The First Lien Credit Agreement also requires us to use 25% of the net cash proceeds from certain equity issuances for the repayment of senior secured term indebtedness. Pursuant to the amendment dated October 7, 2011, an additional covenant was included in the First Lien Credit Agreement which requires us to maintain a minimum balance of cash, cash equivalents and short-term investments of $5.0 million, subject to certain cure measures. As of March 31, 2012, we were in compliance with all of the covenants included in the First Lien Credit Agreement.
As of each issuance date, we ascribed value to the senior secured term indebtedness and the related warrants based on their relative fair values. As such, an aggregate of $67.3 million was allocated to the senior secured term indebtedness and an aggregate of $12.1 million was allocated to the warrants. The resulting discount from the face value of the senior secured term indebtedness resulting from the ascribed value to the warrants is being amortized as additional interest expense over the term of the senior secured term indebtedness using the effective interest rate method. As of March 31, 2012 and December 31, 2011, the remaining unamortized discount was approximately $2.9 million and $3.6 million, respectively. As of March 31, 2012, the fair value of the senior secured indebtedness approximated carrying value and was estimated using a discounted cash flow analysis based on borrowing rates for similar types of borrowing arrangements.
Senior Unsecured Promissory Note
On December 18, 2009, we issued to Hughes Network Systems, LLC (“HNS”), an affiliate of Apollo Global Management LLC ("Apollo") until June 8, 2011 when Apollo sold its ownership interest in HNS' parent company, a senior unsecured promissory note with a principal amount of approximately $8.3 million through the conversion of a trade accounts payable balance of approximately $6.0 million and the approximately $2.3 million outstanding balance on an equipment financing arrangement owed to HNS. The promissory note accrued interest at a rate of 12.00% per annum, compounded annually, and was to become due and payable on December 31, 2010. Pursuant to the terms of the promissory note, we were required to make scheduled principal payments of approximately $0.8 million on April 15, 2010 and $1.5 million on each of July 15, 2010 and October 15, 2010. In addition, subject to all restrictions in the First Lien Credit Agreement and certain other limitations, to the extent we sold any capital equipment purchased by us (or purchased by HNS on our behalf) for use in connection with the Telematics Agreement between the parties, but no longer needed by us, we were required to make payments on the promissory note equal to the proceeds from the sale of such capital equipment (net of any selling costs).
On November 5, 2010, we and HNS agreed to amend the promissory note to (i) extend the maturity date to December 31, 2011, (ii) revise the schedule of principal payments and (iii) provide that the approximately $1.0 million of accrued and unpaid interest be paid on December 31, 2010 with all future accrued interest on the promissory note paid quarterly in arrears. Pursuant to the terms of the amended promissory note, we made scheduled principal payments of $0.5 million on each of October 15, 2010, December 31, 2010 and April 15, 2011, approximately $0.8 million on July 15, 2011, $1.5 million on October 17, 2011 and the remaining balance of approximately $2.8 million on January 3, 2012. In connection with the amendment to the promissory note, we issued 50,000 shares of common stock to HNS as an amendment fee. Following the payment on January 3, 2012, our obligations pursuant to the senior unsecured promissory note were satisfied.
Senior Subordinated Unsecured Promissory Notes
During the year ended December 31, 2008, we issued to certain affiliates of Apollo senior subordinated unsecured promissory notes with an aggregate principal amount of $16.0 million and a maturity date of October 1, 2013. The notes bear interest at a rate of 15.00% per annum which is compounded and added to the principal amount annually and is payable at maturity. In connection with the issuance of the notes, we recorded a deemed capital contribution of an aggregate of approximately $4.8 million related to the difference between (i) the fair value of each note using an estimated interest rate we would have paid an unrelated third party on a similar note and (ii) the fair value of each note using the 15.00% stated interest rate. The discount from the face value of each note resulting from the deemed capital contribution is being amortized as additional interest expense over the term of each note using the effective interest rate method. As of March 31, 2012 and December 31, 2011, the remaining unamortized discount of the notes was approximately $1.7 million and $2.0 million, respectively.

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
As of March 31, 2012 and December 31, 2011, the outstanding balance on the senior subordinated unsecured promissory notes, including the accrued interest that has been or will be paid in-kind, was approximately $27.4 million and $26.5 million, respectively. As of March 31, 2012, the fair value of the senior subordinated unsecured promissory notes approximated carrying value and was estimated using a discounted cash flow analysis based on borrowing rates for similar types of borrowing arrangements.

(6)	Stockholders’ Equity
As of March 31, 2012, there were 105,895,928 shares of common stock outstanding, including 58,498,131 earn-out shares that are held in escrow and will only be released upon the achievement of certain trading share price targets by March 31, 2014. In addition, there were outstanding warrants to purchase 4,000,000 shares of common stock at a price of $5.99 per share. On January 10, 2012, all of the 16,743,180 warrants to purchase shares of common stock at a price of $7.00 per share expired in accordance with their terms and following such date were no longer outstanding.

(7)	Share-Based Compensation
In accordance with the applicable accounting guidance governing share-based payments, we record compensation expense for all share-based awards issued. For each of the three months ended March 31, 2012 and 2011, we recorded approximately $0.8 million of compensation expense related to share-based grants. Such compensation expense is included in cost of services, research and development, sales and marketing and general and administrative expense in the accompanying condensed consolidated statements of operations.
Stock Options
The following table reflects stock option activity for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at December 31, 2011	4,146,615	$3.52
Forfeited	(36,809)	$2.62
Outstanding at March 31, 2012	4,109,806	$3.53	$3,544
Exercisable at March 31, 2012	978,440	$3.77	$796
The following table provides information about stock options that are outstanding and exercisable as of March 31, 2012:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)
$1.65 - $2.05	462,090	$1.71	5.7	103,996	$1.71	5.7
$2.47	1,453,230	$2.47	5.7	334,134	$2.47	5.7
$3.15 - $5.00	932,000	$3.84	8.8	60,000	$3.23	7.7
$5.19	1,262,486	$5.19	7.2	480,310	$5.19	7.2
For stock option awards outstanding as of March 31, 2012, we expect to recognize approximately $2.4 million of additional compensation expense over the remaining average service period of approximately 0.8 years.

Restricted Stock
The following table reflects restricted stock activity for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	571,672	$4.25
Vested	(126,000)	$3.84
Outstanding at March 31, 2012	445,672	$4.36
For restricted stock awards outstanding as of March 31, 2012, we expect to record approximately $0.2 million of additional compensation expense over the remaining average service period of approximately 0.1 years.

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
During all periods presented, we had potential common shares that could dilute basic loss per common share in the future but have been excluded from the computation of diluted loss per common share as the effect would have been anti-dilutive. For the three months ended March 31, 2012 and 2011, there were 67,053,609 and 83,785,548 potential common shares, respectively, excluded from the computation of diluted loss per share, consisting primarily of shares of common stock issuable upon the exercise of outstanding stock options and warrants and shares of common stock held in escrow to be released to certain stockholders upon achievement of specified price targets.

(9)	Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. Our comprehensive loss for each of the three months ended March 31, 2012 and 2011 equaled our net loss.

(10)	Related Party Transactions
Apollo Global Management, LLC
As of March 31, 2012, Apollo, through its affiliates, owned approximately 59% of our outstanding common stock and held an aggregate face value and accrued interest of approximately $27.4 million of senior subordinated unsecured promissory notes.
Trivergance Business Resources, LLC
For the three months ended March 31, 2012 and 2011, Trivergance Business Resources, LLC, an affiliate of a member of our board of directors, provided approximately $0.1 million and $0.4 million, respectively, of marketing services to us.

(11)	Commitments and Contingencies
Litigation and Claims
From time to time, we are subject to litigation in the normal course of business. We are of the opinion that, based on information presently available, the resolution of any such legal matters will not have a material adverse effect on our financial position, results of operations or our cash flows.

(12)	Segment Information
We present our segment information along the same lines that our chief executive officer reviews our operating results in assessing performance and allocating resources. Accordingly, our operations have been classified into three business segments: (i) the HUGHES Telematics segment, which provides the telematics solution which is being marketed to automakers and other parties and includes the operations relating to our contracts with Mercedes-Benz and VWGoA and our In-Drive product offering; (ii) the Networkfleet segment, which provides an aftermarket wireless fleet management solution targeted to the local fleet market, and (iii) the Lifecomm segment, which is developing and will operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device.

The following table presents certain financial information on our reportable segments:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenues:
HUGHES Telematics	$10,860	$6,541
Networkfleet	11,214	9,422
Lifecomm	—	—
Total	$22,074	$15,963
(Loss) Income from operations:
HUGHES Telematics	$(9,962)	$(14,518)
Networkfleet	2,395	(446)
Lifecomm	(2,780)	(2,051)
Total	$(10,347)	$(17,015)

	March 31, 2012	December 31, 2011
	(in thousands)
Total assets:
HUGHES Telematics	$82,451	$94,475
Networkfleet	18,261	18,395
Lifecomm	9,473	10,217
Total	$110,185	$123,087
Substantially all of our assets are located within the United States. As of March 31, 2012 and December 31, 2011, we included the approximately $5.2 million of goodwill in the total assets of the Networkfleet segment.

(13)	Subsequent Events
In April 2012, the members of Lifecomm funded their respective pro rata share of a $2.0 million stand-by equity commitment for Lifecomm’s benefit. In connection with this transaction, we provided approximately $1.1 million of cash to Lifecomm and Qualcomm and AMAC provided an aggregate of approximately $0.9 million of cash.
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with GAAP and should each be read together with our condensed consolidated financial statements and the notes to those condensed consolidated financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Private Securities Litigation Reform Act of 1995 which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “may,” “estimate,” “strive,” “intend,” “will,” “should,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks and uncertainties, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference, except as may be required by securities laws, between our actual results and those reflected in these statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. The terms “HUGHES Telematics,” “we,” “us” and “our” refer to the business, operations and financial results of HUGHES Telematics, Inc.
Overview
We are a telematics services company that provides a suite of real-time voice and data communications services and applications. These services and applications are enabled through a state-of-the-art communications center designed with flexibility to connect various mobile devices with content, services and call centers. Within the automotive industry, our communications center allows for two way voice and data communications to vehicles and supports, among other things, critical safety and security services as well as location-based services and remote diagnostics. Since November 16, 2009, we have been the exclusive telematics services provider in the United States for all new vehicles sold by Mercedes-Benz, and we are the preferred provider of telematics services for all Mercedes-Benz vehicles purchased prior to November 16, 2009. These services are marketed under the mbrace brand, and as of March 31, 2012, we had approximately 193,000 subscribers to the service offering. On January 10, 2012, we and Mercedes-Benz announced the introduction of the next generation of connected vehicle solutions for Mercedes-Benz vehicles with the mbrace2 service offering. The mbrace2 service offering features 3G network connectivity and enhanced integration with other vehicle networks. The mbrace2 service offering will be launched in the second quarter of 2012 and will be enabled on most model year 2013 Mercedes-Benz vehicles produced for sale in the United States market. In addition, on November 1, 2011, we entered into a telematics services agreement with VWGoA pursuant to which we will provide telematics services on an exclusive basis to specified Volkswagen brand vehicles sold or leased in the United States market commencing in 2013.
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
Through our wholly-owned subsidiary, Networkfleet, we currently offer remote vehicle monitoring and other data services with sales generated through a combination of distribution arrangements with large fleet management service providers, a network of resellers and direct sales. Networkfleet’s service offerings are enabled by an aftermarket hardware device that is sold by Networkfleet for installation in vehicles. Owners and operators of a fleet of vehicles use these services to monitor driver performance for unauthorized or unsafe vehicle usage, as well as analyze data such as the current location of a vehicle, fuel consumption, mileage, emissions status and diagnostic trouble codes. As of March 31, 2012, Networkfleet had approximately 137,000 subscribers to its service offering.
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
During the year ending December 31, 2012, we expect to expand our business internationally, with our initial market focus to include China, Russia and Europe. This global expansion is being driven by demand from our existing automaker partners who are looking for a single telematics service provider to support their worldwide operations and by our evaluation of regions currently under served for telematics services and which provide us with significant growth opportunities. As we enter new markets, we expect to leverage the telematics platform we have designed and implemented in the United States to bring each of our existing business initiatives to the market. In November 2011, we entered into an agreement with a Russian partner pursuant to which we agreed to set up a pilot telematics system for use in the Russia and Commonwealth of Independent States ("CIS") markets. We expect to have the pilot system installed and operational in the second quarter of 2012. This agreement and the pilot system are expected to be the initial steps to forming a joint venture with our Russian partner pursuant to which we will launch our business in the Russia and CIS markets. In February 2012, we and certain China-based partners formed a joint venture company which we expect will launch our business in the China market. We expect to have our telematics system installed and available for testing in China by the third quarter of 2012.

Selected Segment Data
We classify our operations into three principal business segments: (i) the HUGHES Telematics segment, which provides the telematics solution which is being marketed to automakers and other parties and includes the operations relating to our contracts with Mercedes-Benz and VWGoA and our In-Drive product offering; (ii) the Networkfleet segment, which provides an aftermarket wireless fleet management solution targeted to the local fleet market; and (iii) the Lifecomm segment, which is developing and will operate a mobile personal emergency response service which will permit subscribers to initiate requests for emergency assistance services through a wearable device. The following tables set forth revenues and (loss) income from operations by operating segment:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenues:
HUGHES Telematics	$10,860	$6,541
Networkfleet	11,214	9,422
Lifecomm	—	—
Total	$22,074	$15,963
(Loss) Income from operations:
HUGHES Telematics	$(9,962)	$(14,518)
Networkfleet	2,395	(446)
Lifecomm	(2,780)	(2,051)
Total	$(10,347)	$(17,015)
Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011
Revenues
Service revenues relate primarily to the consideration received from the provision of Networkfleet’s monitoring and tracking services and of the mbrace services to owners and lessees of Mercedes-Benz vehicles and are recognized as revenue when earned over the applicable subscription term. Hardware revenues consist principally of the sale of Networkfleet’s telematics device. The following table sets forth information related to our revenues for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Services	$19,113	$13,601
Hardware	2,961	2,362
Total revenues	$22,074	$15,963
Total revenues for the three months ended March 31, 2012 increased to approximately $22.1 million, a 38% increase from the approximately $16.0 million of total revenues for the three months ended March 31, 2011. We recognized approximately $10.5 million of service revenues related to service offerings to Mercedes-Benz vehicles in the three months ended March 31, 2012 compared to approximately $6.5 million of service revenues recognized in the three months ended March 31, 2011, an increase of approximately $4.0 million or 62%. We recognized approximately $8.3 million of service revenues related to Networkfleet's service offerings in the three months ended March 31, 2012 compared to approximately $7.1 million of service revenues recognized in the three months ended March 31, 2011, an increase of approximately $1.2 million or 17%. Units active on Networkfleet’s network increased to approximately 137,000 as of March 31, 2012, a 15% increase from the approximately 119,000 units active as of March 31, 2011. Service revenues are expected to continue to increase in future periods as (i) we continue to earn the deferred revenue related to the provision of services to paying subscribers of the mbrace service, (ii) we convert additional mbrace subscribers from a trial to a paid subscription, (iii) we market to Mercedes-Benz vehicle owners and lessees who do not currently subscribe to the mbrace service offering, (iv) our addressable market of Mercedes-Benz vehicles increases following the launch of the mbrace2 service offering in the second quarter of 2012 as Mercedes-Benz will be enabling most model year 2013 Mercedes-Benz vehicles produced for sale in the United States market for the service offering, (v) Networkfleet continues to sell additional hardware devices thereby growing the number of active units on its network and (vi) we grow our customer base related to our In-Drive service offering which launched in the third quarter of 2011 through our relationship with State Farm. Further, we expect to begin generating revenue from (i) our Lifecomm service offering in the third quarter of 2012, (ii) our In-Drive service offering distributed through ACP in the fourth quarter of 2012 and (iii) through our relationship with VWGoA in the year ending December 31, 2013.
Hardware revenues for the three months ended March 31, 2012 increased by approximately $0.6 million as compared to the three months ended March 31, 2011 due primarily to an increase in the number of units sold from approximately 7,600 units in the three months ended March 31, 2011 to approximately 9,900 units in the three months ended March 31, 2012, an increase of 30%, partially offset by an approximately 4% decrease in the average sales price per unit.
Cost of Revenues
Cost of services includes per-unit monthly charges from various wireless, mapping and roadside assistance providers and the salaries and related benefits of employees who support our call centers and manage our data centers. Cost of hardware sold consists primarily of the cost of direct materials required to produce Networkfleet’s telematics device and the cost of shipping and installing devices. The following table sets forth information related to costs of revenue for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cost of services	$5,324	$5,867
Cost of hardware sold	1,975	1,567
Total cost of revenues	$7,299	$7,434
Total cost of revenues decreased to approximately $7.3 million for the three months ended March 31, 2012, a 2% decrease from the approximately $7.4 million for the three months ended March 31, 2011. Cost of services for the three months ended March 31, 2012 consisted of approximately $4.0 million of costs related to the provision of the mbrace and In-Drive service offerings and approximately $1.4 million of costs related to the provision of Networkfleet’s service offerings. Cost of services related to the provision of the mbrace and In-Drive services increased approximately $0.1 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to an increase in the number of active subscribers during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. During the year ended December 31, 2011, we increased the number of subscribers to the mbrace service offering and, in the third quarter of 2011, launched our In-Drive service offering with State Farm which allowed us to distribute the fixed costs of operating our telematics infrastructure over a larger subscriber base which resulted in a significant decrease in cost of services as a percentage of service revenues related to those service offerings. We expect this trend to continue for the foreseeable future as we continue to add incremental subscribers to each of these service offerings. Cost of services related to the provision of Networkfleet’s service offerings decreased approximately $0.6 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due lower pricing from a supplier.
Cost of hardware sold increased to approximately $2.0 million for the three months ended March 31, 2012, a 26% increase from the approximately $1.6 million for the three months ended March 31, 2011, primarily due to the sale of approximately 9,900 units in the three months ended March 31, 2012 as compared to approximately 7,600 units sold the three months ended March 31, 2011, an increase of 30%.
We expect cost of revenues to increase in future periods as we continue to add subscribers in each of our operating segments.
Research and Development Expense
Research and development expense consists primarily of salaries and related benefits for employees and fees paid to third parties associated with engineering and product development activities. Research and development expense for the three months ended March 31, 2012 decreased to approximately $3.8 million from approximately $4.3 million for the three months ended March 31, 2011, a decrease of approximately $0.5 million or 12%. This decrease was due primarily to an approximately $0.7 million decrease related to the development of the Lifecomm wearable device and mobile personal emergency response service as we completed certain hardware development milestones in the fourth quarter of 2011. We expect research and development expense to increase in future periods as we continue to develop the Lifecomm, In-Drive and Networkfleet solutions.
Sales and Marketing Expense
Sales and marketing expense consists primarily of (i) salaries, commissions and related benefits for employees engaged in sales initiatives and other marketing activities, (ii) certain amounts paid to Mercedes-Benz and its dealers, (iii) the costs associated with direct marketing campaigns and (iv) trade shows and other forms of advertising. Sales and marketing expense decreased to approximately $4.7 million for the three months ended March 31, 2012 from approximately $6.9 million for the three months ended March 31, 2011, a decrease of approximately $2.2 million or 32%. This decrease was due primarily to an approximately $2.6 million decrease in direct marketing costs incurred relating to our mbrace service offering, including certain amounts payable to Mercedes-Benz and its dealers, partially offset by an increase of approximately $0.5 million in labor costs as the number of employees and consultants dedicated to sales and marketing activities grew in the three months ended March 31, 2012 primarily related to an increase in Networkfleet's sales force to support a more balanced distribution channel strategy. We expect sales and marketing expense to increase in future periods as we launch the mbrace2 service offering with Mercedes-Benz in the second quarter of 2012, expand our In-Drive service offering with State Farm, launch our Lifecomm service offering, further develop our consumer strategy for VWGoA, ACP and other prospective In-Drive distribution partners, pursue other automaker partnership opportunities and continue balancing Networkfleet's distribution channel strategy.
General and Administrative Expense
General and administrative expense consists primarily of facilities costs, finance, accounting, legal, information technology, human resources and other corporate costs, as well as the salaries and related employee benefits for those employees that support such functions. General and administrative expense for the three months ended March 31, 2012 increased to approximately $13.6 million from approximately $10.8 million for the three months ended March 31, 2011, an increase of approximately $2.8 million or 26%. This increase was due primarily to an approximately $4.8 million increase in labor and related costs as we increased our operational support and information technology staff to further develop and maintain the systems and infrastructure that are necessary for our operations and to support the launch of future opportunities, partially offset by approximately $1.1 million of labor costs incurred during the three months ended March 31, 2012 which were capitalized in connection with certain development projects and an approximately $0.8 million decrease in professional fees. We expect general and administrative expense to increase in future periods as we increase our support teams to support the launch of our VWGoA, In-Drive and Lifecomm solutions.
Depreciation and Amortization
Depreciation and amortization expense includes the depreciation of property and equipment, the amortization of intangible assets and the amortization of capitalized software which is ready for its intended use. Depreciation and amortization expense for the three months ended March 31, 2012 and 2011 was approximately $3.0 million and $3.5 million, respectively. This decrease was due primarily to a decrease in amortization of intangible assets that became fully amortized during the third quarter of 2011.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2012 decreased to approximately $5.3 million from approximately $5.7 million for the three months ended March 31, 2011, a decrease of approximately $0.4 million or 8%. Interest expense, net for the three months ended March 31, 2012 consisted primarily of $4.3 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness and $1.2 million of accrued interest and discount amortization related to the senior subordinated unsecured term promissory notes, partially offset by $0.2 million of interest that was capitalized. Interest expense, net for the three months ended March 31, 2011 consisted primarily of $3.6 million of accrued interest and amortization of discount and debt issuance costs related to the senior secured term indebtedness, $0.9 million of accrued interest and amortization of discount and debt issuance costs related to the second lien term indebtedness, $0.2 million of accrued interest related to the senior unsecured promissory note and $1.0 million of accrued interest and discount amortization related to the senior subordinated unsecured term promissory notes.
Liquidity and Capital Resources
As of March 31, 2012, we had cash, cash equivalents and short-term investments of approximately $24.4 million and restricted cash of approximately $1.3 million which secures outstanding letters of credit. Of our consolidated cash, cash equivalents and short-term investments, approximately $0.9 million is held by our Lifecomm subsidiary for use in that business. As a result of our historical net losses and our limited capital resources, our independent registered public accounting firm's report on our financial statements as of and for the year ended December 31, 2011 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. In addition, we have an aggregate of approximately $125.9 million of indebtedness maturing during the year ending December 31, 2013, including the approximately $92.0 million of senior secured term indebtedness which is due and payable on March 31, 2013. Apart from the repayment of the senior secured term indebtedness at maturity, we believe that our cash, cash equivalents and short-term investments on hand and the projected cash flows to be generated by our service offerings to Mercedes-Benz vehicles and sales of our In-Drive, Networkfleet and Lifecomm products and services would otherwise be sufficient to fund our operations for the next twelve months. We launched our service offerings to Mercedes-Benz vehicles approximately two and a half years ago, recently launched our In-Drive product and service offerings and expect to launch our Lifecomm product and service offerings during 2012. As such, some or all of the assumptions underlying our projections related to these product and service offerings may prove to be materially inaccurate, and if so, we cannot assure you that our net losses will not surpass our expectations and our cash flows will not be lower than projected. Accordingly, to ensure we have sufficient liquidity to repay the senior secured term indebtedness on or prior to its maturity date, we will be required to refinance such indebtedness or to raise additional capital before March 31, 2013. This additional financing may take the form of loans under a new credit facility, the issuance of bonds or other types of debt securities, the issuance of equity securities or a combination of the foregoing. If any such financing does not allow us to fully repay the senior secured term indebtedness, the terms of such financing must either comply with the covenants of our existing credit facility or we will need to obtain a waiver from our lenders. Any debt financing obtained may impose various restrictions and additional covenants on us which could limit our ability to respond to market conditions, provide for unanticipated capital investments or take advantage of business opportunities and may subject us to significant interest expense. Any additional equity financing obtained may be on terms that are dilutive to the interests of existing stockholders. We have been successful in the past raising capital to address our liquidity needs; however, debt or additional equity financing may not be available when needed in the future on terms favorable to us or at all, and the failure to attract a sufficient amount of additional debt or equity capital may impair our ability to execute on our business plan. There is no assurance that we will be successful in obtaining additional financing.
Operating Activities
For the three months ended March 31, 2012, cash used in operating activities was approximately $8.5 million, consisting primarily of a net loss of $15.6 million and $0.9 million of net changes in accounts receivable and other operating assets and liabilities, partially offset by a $0.5 million increase in deferred revenue related to prepaid subscription fees from customers to the mbrace service, a $1.2 million increase in deferred revenue related to amounts invoiced to State Farm related to our In-Drive telematics service offerings, $3.0 million of depreciation and amortization, $0.9 million of interest accrued on long-term indebtedness that was paid in-kind with such accrued interest being added to the outstanding principal balance of the debt, $1.5 million of discount and debt issuance cost amortization and $0.8 million of share-based compensation expense. For the three months ended March 31, 2011, cash provided by operating activities was approximately $1.1 million, consisting primarily of a net loss of $22.7 million offset by collection of a $6.8 million account receivable balance outstanding as of December 31, 2010, a $4.9 million increase in deferred revenue related to prepaid subscription fees from customers to the mbrace service, a $2.9 million increase in deferred revenue related to amounts invoiced to State Farm related to our In-Drive telematics service offerings, $1.3 million of net changes in other operating assets and liabilities, $3.5 million of depreciation and amortization, $1.2 million of interest accrued on long-term indebtedness that was paid in-kind with such accrued interest being added to the outstanding principal balance of the debt, $1.8 million of discount and debt issuance cost amortization, $0.8 million of share-based compensation expense and $0.5 million of in-kind contributions from non-controlling interests in a consolidated subsidiary.
Investing Activities
For the three months ended March 31, 2012, cash used in investing activities was approximately $11.2 million, consisting primarily of $8.8 million of purchases of short-term investments net of maturities, $1.5 million of capitalized software costs related to the HUGHES Telematics segment, $0.4 million of capital expenditures related to the HUGHES Telematics segment, $0.3 million of capitalized software costs related to the Lifecomm segment and $0.1 million of capitalize expenditures related to the Networkfleet segment. For the three months ended March 31, 2011, cash used in investing activities was less than $0.1 million, consisting primarily of $0.6 million of capitalized software costs related to Lifecomm’s operations, $0.4 million of capital expenditures related to the HUGHES Telematics segment and $0.3 million of capitalized software costs related to Networkfleet's operations, partially offset by approximately $1.2 million of maturities of short-term investments net of purchases and $0.1 million of proceeds received from the disposal of equipment.
Financing Activities
For the three months ended March 31, 2012, cash used in financing activities was approximately $3.0 million, consisting of $2.8 million of repayments of long-term debt and $0.2 million of payments on capital lease obligations. For the three months ended March 31, 2011, cash provided by financing activities was approximately $9.3 million, consisting of $4.7 million of net proceeds from the issuance of common stock and $4.9 million of net proceeds from the issuance of second lien term indebtedness, partially offset by $0.1 million of payments on capital lease obligations and a $0.1 million of repayment of long-term debt.
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expense during the periods presented. Although these estimates are based on management’s knowledge of current events and actions we may undertake in the future, actual results may differ from estimates. For a complete description of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 15, 2012.
Recent Accounting Pronouncements
See Item 1 of Part I of this Quarterly Report on Form 10-Q, “Financial Statements – Note 4 – Recently Adopted Accounting Pronouncements.”
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2012, we had approximately $25.6 million of cash, cash equivalents, short-term investments and restricted cash. This cash, cash equivalents, short-term investments and restricted cash is subject to market risk due to changes in interest rates. In accordance with our investment policy, we diversify our investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.
We may suffer from fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. As of March 31, 2012, we had outstanding debt with an aggregate face amount, including interest which has been paid in kind, of approximately $119.4 million, which included variable rate borrowings of approximately $92.0 million. As of March 31, 2012, the hypothetical impact of a one percentage point increase in interest rates related to our outstanding variable rate debt would be to increase annual interest expense by approximately $0.9 million.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.        Legal Proceedings
From time to time, we are subject to litigation in the normal course of business. We are of the opinion that, based on information presently available, the resolution of any such legal matters will not have a material adverse effect on our financial position, results of operations or its cash flows.
Item 1A.    Risk Factors
In evaluating our common stock, you should carefully consider, in connection with other information in this report, the risks described in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our operations and business. If we do not successfully address any of these risks, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common stock may decline. We cannot assure you that we will successfully address these risks.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
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

Date: May 10, 2012	By:	/s/ JEFFREY A. LEDDY
Jeffrey A. Leddy Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ CRAIG J. KAUFMANN
Craig J. Kaufmann Senior Vice President Finance and Treasurer (Principal Financial and Accounting Officer)